Form 10-Q
period 2022-03-31
Tivic Health Systems, Inc.
filed 2022-05-16
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

OR

☐Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2022, 9,621,484 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

March 31, 2022 and December 31, 2021

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$10,801	$12,975
Accounts receivable, net	117	92
Inventory, net	447	429
Prepaid expenses and other current assets	633	793
Total current assets	11,998	14,289
Property and equipment, net	16	11
Right-of-use assets, operating lease	647	687
Other assets	33	49
Total assets	$12,694	$15,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$625	$789
Other accrued expenses	304	267
Operating lease liability, current	168	163
Total current liabilities	1,097	1,219
Operating lease liability	504	545
Total liabilities	1,601	1,764
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,715,234 shares issued and outstanding at March 31, 2022 and December 31, 2020, respectively	1	1
Additional paid in capital	32,878	32,817
Accumulated deficit	(21,786)	(19,546)
Total stockholders’ equity	11,093	13,272
Total liabilities and stockholders’ equity	$12,694	$15,036

The accompanying notes are an integral part of these condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three Months Ended March 31, 2022 and 2021

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$428	$323
Cost of sales	358	301
Gross profit	70	22
Operating expenses:
Research and development	401	198
Sales and marketing	684	300
General and administrative	1,226	581
Total operating expenses	2,311	1,079
Loss from operations	(2,241)	(1,057)
Other income (expense):
Interest expense	—	(274)
Change in fair value of derivative liabilities	—	(27)
Other income	1	2
Total other income (expense)	1	(299)
Loss before provision for income taxes	(2,240)	(1,356)
Net loss and comprehensive loss	$(2,240)	$(1,356)
Net loss per share - basic and diluted	$(0.23)	$(0.58)
Weighted-average number of shares - basic and diluted	9,715,234	2,334,479

The accompanying notes are an integral part of these condensed financial statements.

Tivic Health Systems, Inc.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2022 and 2021

(in thousands except share and per share data)

For the Three Months Ended March 31, 2021

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2021	8,908,600	$1	2,324,479	$—	$9,874	$(11,052)	$(1,177)
Exercise of stock options	—	—	6,250	—	6	—	6
Stock-based compensation expense	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(1,356)	(1,356)
Balances at March 31, 2021	8,908,600	$1	2,306,250	$—	$9,890	$(12,408)	$(2,517)

For the Three Months Ended March 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	9,715,234	$1	$32,817	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	9,715,234	$1	$32,878	$(21,786)	$11,093

The accompanying notes are an integral part of these condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2022 and 2021

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,240)	$(1,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	61	10
Depreciation	2	2
Change in fair value of derivative liabilities	—	27
Amortization of debt discount	—	261
Amortization of right-of-use asset	40	—
Accounts receivable allowances	5	22
Reserve for inventory obsolescence	—	(8)
Changes is operating assets and liabilities:
Accounts receivable	(30)	(33)
Inventory	(18)	7
Prepaid expenses and other current assets	175	(62)
Accounts payable	(163)	295
Accrued expenses	36	170
Lease liabilities	(36)	—
Net cash used in operating activities	(2,168)	(665)
Cash flows from investing activities
Acquisition of property and equipment	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities
Repayment of notes payable borrowings	—	(11)
Payment of deferred offering costs	—	(74)
Proceeds from convertible notes payable borrowings	—	300
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	—	221
Net decrease in cash and cash equivalents	(2,174)	(444)
Cash and cash equivalents
Beginning of period	12,975	1,044
End of period	$10,801	$600

Noncash financing transactions
Issuance of conversion feature derivative liability	$—	$130

The accompanying notes are an integral part of these condensed financial statements.

Tivic Health Systems, Inc.

Notes to Financial Statements

(amounts are as indicated)

1.	Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”), was incorporated in the state of California on September 22, 2016, for the purpose of developing and commercializing bioelectronic medicine to provide drug-free treatment alternatives for various diseases directly to consumers. The Company is headquartered in Hayward, California. The Company’s first commercial product, ClearUP, is an FDA-approved medical device for the treatment of sinus inflammation and congestion, which the Company currently sells directly to consumers on various e-commerce platforms and through retail channels.

On June 7, 2021, the Company reincorporated as a Delaware corporation, which included establishment of $0.0001 par value for the Company’s convertible preferred stock and common stock. The financial statements have been retroactively adjusted as if the change in corporation status occurred on January 1, 2020.

The Company has experienced losses and negative cash flows from operations. During the three months ended March 31, 2022, the Company incurred a net loss of $2.2 million. At March 31, 2022, the Company had an accumulated deficit of $21.8 million. Cash and cash equivalents at March 31, 2022 were $10.8 million. Management expects to incur substantial additional operating losses for at least the next two years to expand its ClearUP markets, continue its research and development programs and potentially launch new commercial products. The Company believes it has adequate cash and financial resources to operate for at least the next twelve months from the date of issuance of these financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and March 31, 2021 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Reclassifications

Certain reclassifications have been made to the prior year’s condensed balance sheet, condensed statement of operations and condensed statement of cash flows to conform to the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents was $10.3 million and $12.8 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and returns and warranty reserves. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts balance was $83 thousand and $82 thousand, respectively. As of March 31, 2022 and December 31, 2021, the reserve for sales returns was $19 thousand and $16 thousand, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of March 31, 2022 and December 31, 2021, the reserve for obsolescence was $0.

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

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are in within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company sells its products through direct sales and independent distributors via sell-through and sell-in models. Revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction.

The Company may offer an extended warranty to its customers. The extended warranty is considered a separate performance obligation. The Company allocates the transaction price based on estimated relative standalone selling prices of the promised product and services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. As of March 31, 2022 and December 31, 2021, the Company’s deferred revenue for unrecognized extended warranties was $8 thousand and $12 thousand, respectively, and is included in “Other Accrued Liabilities” on the accompanying balance sheets.

Based on the Company’s assessment, it was determined that there were no contract assets as of March 31, 2022 and December 31, 2021 because receivables outstanding are unconditional and only the passage of time is required before payment of that consideration is due. The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of March 31, 2022 and December 31, 2021, the contract liability related to the Company’s deferred revenues approximated $3 thousand and $3 thousand, respectively, and are included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on  third parties to have procedures in place to detect and prevent credit card fraud as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in the three month periods ended March 31, 2022 and 2021 were $1 thousand. Shipping costs for delivery of product to customers in three month periods ended March 31, 2022 and 2021 were $30 thousand and $26 thousand, respectively.

Product Warranty

The Company offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Sales and marketing expenses also include payroll costs and stock-based compensation expense for employees involved in marketing activities. Sales and marketing expenses are primarily related to growing and retaining the customer base. Advertising and other promotional costs to market the Company’s products amounted to $317 thousand and $63 thousand for three month periods ended March 31, 2022 and 2021, respectively.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, the cost of services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include accounts held at one financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $10.6 million and $12.5 million respectively.

As of March 31, 2022, the Company had two customers whose accounts receivable balances each totaled more than 10% or more of the Company’s total accounts receivable (60% and 30%) compared with two such customers at December 31, 2021 (54% and 39%).

For the three months ended March 31, 2022, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (20%) compared with two customers for the three months ended March 31, 2021 (18% and 11%).

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

Recently issued accounting pronouncements:

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and Subsequent Amendments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 (which was then further clarified in subsequent ASUs), which requires that credit losses for certain types of financial instruments, including accounts receivable, be estimated based on expected credit losses among other changes. This guidance is effective for annual and interim periods beginning after December 15, 2019 for SEC filers, December 15, 2020 for public business entities that are not SEC filers, and December 15, 2022 for all other entities, including emerging growth companies that have elected to defer adoption until the guidance becomes effective for non-public entities, with early adoption permitted. The Company elected to defer adoption of the ASU as an emerging growth company. The Company is currently evaluating the impact of the accounting standard update on its financial statements.

3.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$10,343	$10,343	$10,343	$—	$—
Total assets	$10,343	$10,343	$10,343	$—	$—

As of December 31, 2021
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$12,793	$12,793	$12,793	$—	$—
Total assets	$12,793	$12,793	$12,793	$—	$—

Cash equivalents – Cash equivalents of $10.3 million and $12.8 million as of March 31, 2022 and December 31, 2021, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2022 and the year ended December 31, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2022 and the year ended December 31, 2021.

4.	Inventory, net (in thousands)

	March 31,	December
	2022	31,
	(unaudited)	2021
Raw materials	$401	$281
Finished goods	46	148
Inventory at cost	447	429
Less reserve for obsolescence	—	—
Inventory, net	$447	$429

5.Commitments

The Company leased office space in Newark, California under a cancelable operating lease agreement, which was terminated in December 2021.

The Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California in November 2021 as its headquarters. The lease will expire in October 2025 and there is no option to renew for an additional term. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

The lease cost for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$50	$—
Short term lease cost	5	6
Total lease cost	$55	$6

Amounts reported in the balance sheet for leases where the Company is the lessee as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Right-of-use assets, operating lease	$647	$687
Operating lease liabilities, current	$168	$163
Operating lease liabilities, non-current	504	545
Total operating lease liabilities	$672	$708
Remaining lease term (in years)	3.58	3.83
Discount rate	6.0%	6.0%

Other information related to leases for the three months ended March 31, 2022 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$46

Future minimum lease payments remaining as of March 31, 2022 under the operating lease by fiscal year are as follows (in thousands):

Fiscal Year
Remainder of 2022	$155
2023	206
2024	210
2025	178
Total minimum lease payments	749
Less imputed interest	(77)
Present value of lease payments	$672

At March 31, 2022, the Company had non-cancellable purchase orders for electronic parts in the amount of $93 thousand.

6.Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of March 31, 2022.

7.Preferred Stock

There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at March 31, 2022 and December 31, 2021.

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

8.	Common Stock

At March 31, 2022 and December 31, 2021, there were 9,715,234 shares of common stock issued and outstanding.

On November 10, 2021, the Company completed an initial public offering (the “IPO”) of 3,450,000 shares of common stock, at a public offering price of $5.00 per share, including the exercise in full by the underwriters of their option to purchase up to 450,000 additional shares of common stock, for aggregate gross proceeds of $17.3 million and its shares stared trading on The Nasdaq Capital Market under the ticker symbol “TIVC.” The Company received approximately $14.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock at the time of the IPO automatically converted into 2,227,116 shares of common stock and outstanding convertible notes payable borrowings of $4.4 million converted to 1,204,160 shares of common stock.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of March 31, 2022, no dividends on common stock had been declared by the Company. At March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2022	2021
Warrants to purchase common stock	272,680	272,680
Options issued and outstanding	1,050,969	607,219
Shares available for future stock option grants	749,261	707,250
Total	2,072,910	1,587,149

9.	Common Stock Warrants

In July 2021, the Company entered into a consulting agreement, pursuant to which 50,000 warrants to purchase common stock were granted and an additional 50,000 warrants to purchase common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $1.04 per share and have a term of five years. The consulting agreement is effective as of February 2021, has a monthly fee of $5 thousand and a term of two years. The warrants were accounted for as an equity instrument.

The Company estimated the fair value of warrants granted in July 2021 and November 2021 using the Black-Scholes options valuation model. The fair value of the warrants of $280 thousand is recognized as a General and Administrative expense and Additional Paid-In Capital.

In November 2021, the Company issued warrants to purchase 172,680 shares of common stock to employees of Think Equity, the underwriters of the IPO. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $6.25 per share and a term of five years. The warrants were accounted for as an equity instrument.

The Company estimated the value of the warrants in November 2021 using the Black-Scholes options valuation model. The fair value of the warrants of $328 thousand is recognized as issuance costs of the common stock issued in the IPO and Additional Paid-In Capital.

The fair value of the warrants was estimated on the date of grant using the following assumptions:

2021
Expected life (in years)	5.0
Expected volatility	50.29% - 85.37%
Risk-free interest rate	0.89% - 1.26%
Dividend yield	0%

A summary of the Company’s outstanding warrants as of March 31, 2022 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	50,000	$1.07	July 1, 2026
Common Stock	50,000	$1.07	November 15, 2026
Common Stock	172,680	$6.25	November 10, 2026

10.	Equity Incentive Plans

In 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”).

On November 10, 2021, the 2017 Plan terminated and was replaced by the 2021 Plan (defined below), and future issuances of incentive instruments will be governed by that plan. To the extent that outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance. As of March 31, 2022, there were 376,969 options outstanding under the 2017 Plan.

In 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). As of March 31, 2022, there were 1,423,261 shares of common stock authorized under the 2021 Plan and 749,261 shares available for issuance under the 2021 Plan. Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan, at the time of grant. Stock Purchase Rights and Restricted Stock Units (“RSUs”) may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option Agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2022, 485,761 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2021).

In the case of an Incentive Stock Option, (i) granted to an employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant; (ii) granted to any other employee, the per share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant. In the case of a Non-statutory Stock Option; (i) granted to a and employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant; (ii) granted to any other service provider, the per share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant. Notwithstanding the foregoing, options may be granted with a per share exercise price other than as required above pursuant to a merger or other corporate transaction.

The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares upon termination shall be subject to repurchase by the Company at the original exercise price of the option.

The following table summarizes the option activity for the three months ended March 31, 2022:

	Options Outstanding
					Weighted-
			Weighted	Weighted-	Average	Aggregate
	Shares		Average	Average	Remaining	Intrinsic
	Available	Number of	Exercise	Grant Date	Contractual Life	Value
	for Grant	Options	Price	Fair Value	(in years)	(in 000s)
Balances, January 1, 2022	707,250	607,219	$2.23	$1.06	8.56	$1,163
Shares reserved for issuance	485,761	—
Options granted	(443,750)	443,750	$1.73	$0.69
Options forfeited / cancelled	—	—	$—	$—
Options expired	—	—	$—	$—
Options exercised	—	—	$—	$—
Balances, March 31, 2022	749,261	1,050,969	$2.02	$0.90	8.98	$320

At March 31, 2022
Vested and exercisable		313,193	$0.69	0.30	7.22	$288

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 was $0.69. The aggregate intrinsic value of options vested and exercisable as of March 31, 2022 and December 31, 2021 is calculated based on the difference between the exercise price and the current fair value of our common stock. The intrinsic value of options exercised during the three months ended March 31, 2021 was $74 thousand.

The following table sets forth the status of the Company’s unvested restricted common stock awards issued to employees:

		Weighted
		Average
		Grant-
		Date Fair
		Value
	Number of	per
	Shares	Share
Non-vested as of January 1, 2022	100,781	$0.36
Vested	(7,031)	$0.36
Non-vested as of March 31, 2022 (unaudited)	93,750	$0.36

The fair value of restricted stock awards vested during the three months ended March 31, 2022 was $10 thousand.

Stock-Based Compensation

Options generally vest over four years whereby 25% vest upon the first anniversary of the issuance date and 1/48th per month thereafter. Stock-based compensation expense recognized during the three months ended March 31, 2022 and 2021 was $61 and $10, respectively. As of March 31, 2022, there were total unrecognized compensation costs of $930 thousand related to stock options and restricted stock awards which is expected to be recognized over a weighted-average amortization period of 3.4 years.

The grant date fair market value of the shares of common stock underlying stock options has historically been determined by the Company’s Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair market value, which include valuations performed by an independent third-party, important developments in the Company’s operations, sales of the Company’s convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock.

The Company estimated the fair value of share-based payment awards using the Black-Scholes options valuation model. The fair value of share-based payment awards is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share-based payment awards was estimated on the date of grant using the following assumptions:

2022
Expected life (in years)	5.63 - 6.08
Expected volatility	49.86% - 53.36%
Risk-free interest rate	0.99% -2.38%
Dividend yield	0%

No income tax benefits have been recognized relating to stock-based compensation expenses and no tax benefits have been realized from exercised stock options.

Total Stock-Based Compensation

Total stock-based compensation expense recorded related to share-based payment awards was allocated to as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of sales	$—	$—
Research and development	20	4
Sales and marketing	1	1
General and administrative	40	5
Total stock-based compensation	$61	$10

11.	Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

12.	Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	For the Three Months
	Ended March 31,
	2022	2021
Convertible preferred stock (as converted)	—	2,227,116
Warrants to purchase common stock	272,680	—
Common stock options issued and outstanding	1,050,969	799,469
Total	1,323,649	3,026,585

	For the Three Months
	Ended March 31,
	2022	2021
Net loss, in thousands	$(2,240)	$(1,356)
Weighted-average number of shares - basic and diluted	9,715,234	2,334,479
Net loss per share - basic and diluted	$(0.23)	$(0.58)

13.	Related Party Transactions

The Company engaged a former employee and investor in December 2021 for certain consultation services. The Company paid the former employee and investor $5 thousand during the three months ended March 31, 2022.

14.Subsequent Events

On April 1, 2022, the Company repurchased 93,750 shares of unvested restricted common stock from an employee upon termination of employment of such employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Overview

We are a bioelectronic medicine company developing and commercializing non-invasive, drug-free treatment alternatives for various diseases. Bioelectronic medicine, also referred to as electroceuticals or neuromodulation, is the treatment of disease and conditions by preferentially activating electrical functions of the body to modify central or peripheral nerve activity. ClearUP is our first FDA approved, handheld device for the treatment of sinus and congestion and it is currently selling directly to consumers via e-commerce platforms.

Business Developments

Bioelectronic medicine is an emerging, multiple billion-dollar market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development of our proprietary technology platform to provide noninvasive, drug free treatments and treatment candidates for various disease conditions. In 2019, we launched ClearUP. ClearUP is approved by the FDA for sales in the U.S. the two indications noted above and has a CE Mark, which gives us commercial access in European countries and beyond. We currently sell direct-to-consumer though our own website, Amazon, and Walmart. We also sell through major and specialty U.S. online retailers such as BestBuy and FSAStore.

In the first quarter of 2022, we invested in our marketing and e-commerce distribution infrastructure as follows, and saw a positive effect on our sales results.

●	We broadened our advertising mix and increased marketing spend to drive sales growth.
●	We have optimized our sales channel strategy to increase our profit margin, and terminated less profitable channels.
●	We were featured in ABC News Report: “New Bioelectronic Technologies Could Signal the Future of Medicine” in January 2022.
●	ClearUP was named best sinus pain relief solution of 2021 by Global Health & Pharma Magazine in February 2022.

In the first quarter of 2022, we invested in our product development programs as follows, and made progress.

●	We advanced the collaboration with Mount Sinai School of Medicine Division of Rhinology and Skull Base Surgery on the sham-controlled clinical trial to evaluate a new bioelectronic approach to treating postoperative pain after sinus surgery. This is a 60 person randomized sham-controlled clinical trial. We now have 12 patients enrolled, and we expect to complete this study in the fourth quarter of 2022.

In the first quarter of 2022, we also strengthened our management team with key new hires, and we now have a core team of 12 individuals. We have intentionally maintained a small core team at this stage of the Company. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations. As part of our IPO in November last year, we have upgraded various aspects of the Company to align with public company standards.

Components of Results of Operations

Revenue

Revenue is generated by the sale of our ClearUP product and ancillary products, including accessories and accelerated shipping charges, and is net of return and warranty reserve allowances. We currently sell direct-to-consumer through our own website, Amazon and Walmart. We also sell to major and specialty U.S. online retailers such as BestBuy and FSAStore. Product revenue and net product average order value include product and ancillary revenues net of return and warranty reserve allowances. Bioelectronic medicine is an emerging market space and ClearUP is the first bioelectronic treatment for sinus and congestion. We expect our sales continue to grow as we further our market penetration efforts.

Cost of Sales

Cost of sales consists primarily of the materials and services to manufacture our products, the internal personnel costs to oversee manufacturing and supply chain functions, and the shipment of goods to customers. A significant portion of our cost of sales is currently in fixed and semi-fixed expenses associated with the management of manufacturing and supply chain. Cost of sales is expected to increase on an absolute basis as sales volume increases. Cost of sales is expected to decrease as a proportion of revenue with (i) the optimization of our supply chain and (ii) the allocation of fixed and semi-fixed expenses over increasing unit sales volume over time.

Gross Margin

Our gross margin has been and will continue to be affected by and likely fluctuate on a quarterly basis due to a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to increase with future price increases and increasing sales volume over which fixed and semi-fixed costs are allocated.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase as we continue to expand the marketing and distribution channels.

General and Administrative Expenses

General and administrative expenses include D&O insurance, personnel costs, expenses for outside professional services and other expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Outside professional services consist of legal, finance, accounting and audit services, and other consulting fees. We expect general and administrative expenses to increase as we optimize our operational infrastructure mix versus using outside consultants in the next year or two, but expect the expense to decrease as a proportion of revenue as revenue scales against fixed and semi-fixed administrative expenses over time.

Other Income / Expense, Net

Other expense, net primarily consists of the fair value adjustments related to the derivative liability for conversion rights, amortization of debt discount included in interest expense and the loss from the extinguishment of debt from the conversion of the convertible notes to common stock.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Statement of operations data (in thousands):	2022	2021	Change
	(unaudited)	(unaudited)
Revenue	$428	$323	$105
Cost of sales	358	301	57
Gross profit	70	22	48
Operating expenses:
Research and development	401	198	203
Sales and marketing	684	300	384
General and administrative	1,226	581	645
Total operating expenses	2,311	1,079	1,232
Loss from operations	(2,241)	(1,057)	(1,184)
Other income (expense):
Interest expense	—	(274)	274
Change in fair value of derivative liabilities	—	(27)	27
Other income	1	2	1
Total other income (expense)	1	(299)	300
Loss before provision for income taxes	(2,240)	(1,356)	(884)
Provision for income taxes	—	—	—
Net loss	$(2,240)	$(1,356)	$(884)

Revenue

Revenue increased $105 thousand, or 33%, from $323 thousand for the three months ended March 31, 2021 to $428 thousand for the three months ended March 31, 2022. The increase is primarily due to a 28% increase in unit sales and the optimization of existing sales channels. Units sold through our direct-to-consumer channels increased 77% year over year. Units sold through our retail channels decreased 26% year over year due to termination of less profitable existing arrangements. Average sales price decreased 7% year over year in our direct-to-consumer channels. Average sales price increased 6% year over year in our retail channels.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 was $358 thousand compared to $301 thousand for the three months ended March 31, 2021, an increase of $57 thousand, or 19%. The increase in cost of sales was primarily due to higher sales volume in the three months ended March 31, 2022. Variable cost was $310 thousand, or $81.93 per unit, for the three months ended March 31 2022. Variable cost was $235 thousand, or $79.85 per unit, for the three months ended March 31, 2021. The increase in the per unit variable cost was primarily due to product mix. Fixed cost was $48 thousand, or $12.57 per unit, for the three months ended March 31, 2022. Fixed cost was $65 thousand, or $22.10 per unit, for the three months ended March 31, 2021. The decrease in the per unit fixed cost was primarily due to higher sales volume absorbing the fixed overhead costs, offset by the effect of the ongoing global supply chain constraints.

Research and Development Expenses

Research and development expenses were $401 thousand for the three months ended March 31, 2022, a $203 thousand increase from $198 thousand for the same period in 2021. The emphasis of research and development activities in 2022 was primarily related to product research and design in the migraine therapeutic area, initiation of double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual protection. Activities in 2021 were primarily focused on seeking FDA approval for a second indication for the ClearUP product line.

Sales and Marketing Expenses

Sales and marketing expenses were $684 thousand for the three months ended March 31, 2022, compared to $300 thousand for the three months ended March 31, 2021. The increase of $384 thousand was due primarily to expansion of our sales and marketing efforts, including (i) widening advertising platforms; (ii) growing our social media presence; (iii) upgrading and optimizing ecommerce infrastructure, online/website design; and (iv) other marketing initiatives.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2022, compared to $581 thousand for the three months ended March 31, 2021. The increase of $645 thousand was primarily attributable to D&O insurance, audit fees, consulting fees and other professional services that are required for public company standards.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2021 of $274 thousand consisted primarily of amortization of debt discount of $261 thousand and the fair value remeasurement of the convertible feature derivative liability of $27 thousand. There were no similar expenses in the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2022, we have generated $3.0 million in revenue from product sales and have incurred operating losses and negative cash flows from our operations. As of March 31, 2022, we had cash and cash equivalents of $10.8 million, working capital of $10.9 million and an accumulated deficit of $21.8 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from the IPO in November 2021. In 2019, we sold an aggregate of 2,787,854 shares of our convertible preferred stock to accredited investors, generating net proceeds of $3.8 million and borrowings from convertible notes payables issued to investors in the amount of $1.7 million. In 2020, we borrowed $1.6 million by issuing convertible notes and issued notes payable to borrow $195 thousand. In November 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million. During the year ended December 31, 2021, we borrowed $2.6 million by issuing convertible notes payable. During the three months ended March 31, 2022, we did not engage in any capital raising activities, other than through the sale of our products. The Company believes it has adequate cash and financial resources to operate for at least the next twelve months from the date of issuance of these financial statements.

In addition, on October 28, 2021, we entered into a Revolving Line of Credit Note with Tethered LLC (“Tethered”) providing us with a $250 thousand revolving line of credit (the “Line of Credit”), pursuant to which we may request advances until December 3, 2022. Advances drawn under the Line of Credit bear interest at an annual rate of 6.0%, and each advance will be payable on the maturity date with the interest on outstanding advances payable monthly. We may, at our option, prepay any borrowings under the Line of Credit, in whole or in part, at any time prior to the maturity date, without premium or penalty. To date, we have not drawn down on the Line of Credit.

Management expects to incur substantial additional operating losses for at least the next two years to expand our markets, complete development of new products, obtain regulatory approvals, launch and commercialize our products and continue research and development programs.

Recent Financing Developments

In November 2021, we completed our IPO of 3,450,000 shares of common stock, at a public offering price of $5.00 per share, including the exercise in full by the underwriters of their option to purchase up to 450,000 additional shares of common stock, for aggregate gross proceeds of $17.3 million and our shares stared trading on The Nasdaq Capital Market under the ticker symbol “TIVC.” We received approximately $14.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the closing of the IPO, all of our outstanding shares of convertible preferred stock at the time of the IPO automatically converted into an aggregate of 2,227,116 shares of common stock and outstanding convertible notes payable borrowings of $4.4 million converted into an aggregate of 1,204,160 shares of common stock.

We intend to raise additional capital through the issuance of additional equity and debt. If financing is not available at adequate levels, we may need to reevaluate our operating plans. Based on projected activities, management believes the Company has adequate cash and financial resources to operate for at least the next twelve months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund marketing and advertising for ClearUP, development of our product candidates, and general operations. We expect that our operating expenses will increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. We plan to increase our marketing and advertising investments to drive sales of ClearUP through existing and new channels. We plan to increase our research and development investments to identify and develop new product candidates. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, as well as supply chain constraints that we are currently facing, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will ramp-up revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and sell-in costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As previously disclosed, we have encountered disruptions in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. We are continuing to evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in inflation) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that we are unable source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $21.8 million through March 31, 2022. We expect to incur additional losses in the future as we expand both our marketing and research and development activities. Based on our current plans, we believe that we have adequate cash and financial resources to operate for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,168)	$(665)
Cash used in investing activities	(6)	—
Cash provided by financing activities	—	221
Net decrease in cash and cash equivalents	$(2,174)	$(444)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $2.2 million, which consisted primarily of net loss of $2.2 million decreased by non-cash charges of $108 thousand and increased by a net change of $49 thousand in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $61 thousand and amortization of right-of-use assets of $40 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $127 thousand, decrease in lease liabilities of $36 thousand and increases in accounts receivable and inventory of $48 thousand, offset by decrease in prepaid and other current assets of $175 thousand.

Net cash used in operating activities for the three months ended March 31, 2021 was $665 thousand, which consisted primarily of net loss of $1.3 million decreased by non-cash charges of $314 thousand and decreased by a net change of $377 thousand in our net operating assets. The non-cash charges primarily consisted of debt discount amortization of $261 thousand, change in fair value remeasurement of derivative liabilities of $27 thousand, accounts receivable allowances of $22 thousand and stock-based compensation of $10 thousand. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $465 thousand offset by increase in prepaid and other current assets of $62 thousand and increase in accounts receivable of $33 thousand.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $6 thousand. We had no investing activities during the three month period ended March 31, 2021.

Financing Activities

We had no financing activities during the three-month period ended March 31, 2022.

Our financing activities provided $221 thousand of cash during the three months ended March 31, 2021, which consisted primarily of convertible notes payable borrowings of $300 thousand offset by repayment of notes payable borrowings of $11 thousand and payment of deferred offering costs of $74 thousand.

Known Trends or Uncertainties

As discussed elsewhere this Quarterly Report on Form 10-Q, the world has been affected by the COVID-19 pandemic. The pandemic has negatively impacted our business in various ways over the last two years, including, more recently, as a result of global supply chain constraints at least partially attributable to the pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

We are continuing to encounter disruptions in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. We are currently evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products at a reasonable price point. In the event that the price of our components increase significantly or we are unable source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed.

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

Inflation

Inflation has increased during the periods covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

Convertible Promissory Notes

From June 2020 through December 2020, we issued unsecured convertible promissory notes (the “2020 Bridge Notes”) in the amount of approximately $1.6 million to accredited investors pursuant to the terms of a Note Purchase Agreement dated June 1, 2020, as amended in October 2020. The 2020 Bridge Notes had a maturity date of June 1, 2022, and were generally convertible into the Company’s equity securities at a per share conversion price that was to be computed on the basis of a Cap of $40 million or a Discount Rate of 25%, whichever resulted in the issuance of a greater number of equity securities to the investors. In August 2021, the 2020 Bridge Notes were amended to provide that, in addition to the foregoing conversion terms, in the event that the Company consummates an initial public offering of its common stock prior to the occurrence of a Qualified Financing, a Change of Control or the Maturity (all as defined in the 2020 Bridge Note), then the outstanding principal amount and, at the election of the Company, all accrued but unpaid interest thereon as of the date of conversion shall be converted into shares of common stock as of immediately prior to the consummation of the initial public offering at a per share price equal to the lesser of (i) 75% of the per share public offering price and (ii) the quotient resulting from dividing the $40 million Cap by the Company’s capitalization on a fully diluted basis, as of immediately prior to closing of the initial public offering.

From March 2021 through April 2021, we issued unsecured convertible promissory notes in the amount of approximately $400 thousand to accredited investors. These notes were issued as part of the same offering as the 2020 Bridge Notes, accrued interest at a rate of 3% per annum, and were scheduled to mature on June 1, 2022.

The 2020 Bridge Notes, including those issued from March to April 2021, having aggregate principal amount of approximately $2.0 million, converted into an aggregate of 545,613 shares of our common stock in connection with our IPO, based on accrued interest of approximately $59 thousand as of November 10, 2021, and a conversion price of $3.75 per share (75% of the initial public offering price per share).

From June 2021 through July 2021, we issued convertible notes payables for total proceeds of approximately $1.9 million to accredited investors. The notes were issued at an original issue discount of approximately $240 thousand with principal outstanding of approximately $2.1 million. The notes were unsecured, had a term of twenty-three months, and accrued interest at a rate of 3% per annum.

In June 2021, we issued a convertible note payable to our Chief Executive Officer for total proceeds of $100 thousand. The note was unsecured, had a term of twenty-three months, and accrued interests at a rate of 3% per annum.

In June 2021, we issued convertible notes payable for total proceeds of approximately $230 thousand. The notes were unsecured, had a term of twenty-three months, and accrued interest at a rate of 3% per annum.

All of the convertible notes payable outstanding at the time of the IPO in the aggregate amount of approximately $4.4 million converted to 1,204,160 shares of common stock on November 10, 2021.

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

The Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California in November 2021 as its headquarters. The lease will expire in October 2025 and there is no option to renew for an additional term. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Lease cost recorded during the three months ended March 31, 2022 and 2021 was $55 thousand and $6 thousand, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to sales return reserves, warranty reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors such as COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

Information regarding our significant accounting policies and estimates can also be found in Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a 15(e) and 15d 15(e) as of the end of the period covered by this Quarterly Report on Form 10 Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We consummated our IPO in November 2021, and are continuing to evaluate the effectiveness of our internal controls over financial reporting, including any weakness in our internal controls. In accordance with the transition period established by Item 308 of Regulation S-K for newly public companies, we intend to complete an analysis and include a management’s assessment regarding internal controls of over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2022.

As disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, we noted a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements for the years ended December 31, 2021 and 2020. The material weakness identified in our case arose from insufficient accounting and financial reporting personnel, inadequate segregation of duties, and inadequate application of inventory cost accounting procedures due to the small size of the Company.

In connection with, and subsequent to, the consummation of our IPO, we have taken various steps to strengthen our internal controls over financial reporting, including, without limitation:

●	Hiring a chief financial officer with significant public company finance and accounting experience, including applying GAAP technical accounting guidance;
●	Forming various committees of our board of directors, including an audit committee with at least one member who qualifies as an “audit committee financial expert,” as defined by SEC rules;
●	Engaging an independent registered public accounting firm to review our quarterly financial statements and audit our annual financial statements;
●	Hired a professional accounting outsource firm to support the Company’s accounting close and SEC reporting; and
●	Strengthening our internal policies and procedures.

As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make, which may include, without limitation, retaining a third party to assist with the implementation of any such remediations. The retention of third-party service providers for purposes of remediation may involve us incurring material costs in the future.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.	Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not sell any other unregistered equity securities during the three months ended March 31, 2022.

Use of Proceeds

On November 10, 2021, our registration statement on Form S-1 (File No. 333-258411) was declared effective by the SEC for our initial public offering (“IPO”). At the closing of the offering on November 15, 2021, we sold 3,000,000 shares of common stock at an initial public offering price of $5.00 per share and received gross proceeds of $15.0 million, which resulted in net proceeds to us of approximately $12.8 million, after deducting underwriting discounts and commissions of $1.1 million, underwriter non-accountable expenses of $150 thousand, and underwriter offering-related transaction costs of $919 thousand. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. ThinkEquity LLC (“ThinkEquity”) acted as sole book-running manager for the offering.

On November 16, 2021, the underwriters fully exercised their over-allotment option to purchase an additional 450,000 shares of common stock at the public offering price of $5.00 per share. The Company received gross proceeds of $2.3 million for the over-allotment, which resulted in net proceeds to us of approximately $2.1 million, after deducting underwriting discounts and commissions of $169 thousand.

As partial consideration for the underwriting services provided by ThinkEquity in connection with the IPO, we issued ThinkEquity warrants to purchase an aggregate of 172,500 shares of our common stock. The warrants will be exercisable for a four-and-one-half year period commencing 180 days following consummation of the IPO at an exercise price of $6.25 per share.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 12, 2021, pursuant to Rule 424(b)(4).

Repurchases

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/21

4.1	Specimen Stock Certificate.	S-1A	9/9/2021

4.2	Form of Representative’s Warrant.	S-1A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1A	10/29/2021

10.1†	Executive Offer Letter, between Tivic Health Systems, Inc. and Veronica Cai, dated April 1, 2022.	8-K	4/5/2022

10.2†	Executive Offer Letter, between Tivic Health Systems, Inc. and Ryan Sabia, dated April 1, 2022.	8-K	4/5/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	Inline XBRL Instance Document.			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

†Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on May 16, 2022.

Date: May 16, 2022	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Veronica Cai
Veronica Cai
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)