Form 10-Q
period 2022-06-30
Tivic Health Systems, Inc.
filed 2022-08-15
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

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

As of July 28, 2022, 9,677,734 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

June 30, 2022 and December 31, 2021

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$9,049	$12,975
Accounts receivable, net	92	92
Inventory, net	833	429
Prepaid expenses and other current assets	398	793
Total current assets	10,372	14,289
Property and equipment, net	13	11
Right-of-use assets, operating lease	607	687
Other assets	34	49
Total assets	$11,026	$15,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,915	$789
Other accrued expenses	293	267
Operating lease liability, current	170	163
Total current liabilities	2,378	1,219
Operating lease liability	461	545
Total liabilities	2,839	1,764
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,621,484 and 9,715,234 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	32,990	32,817
Accumulated deficit	(24,804)	(19,546)
Total stockholders’ equity	8,187	13,272
Total liabilities and stockholders’ equity	$11,026	$15,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$528	$268	$956	$591
Cost of sales	403	301	760	602
Gross profit (loss)	125	(33)	196	(11)
Operating expenses:
Research and development	497	192	898	390
Sales and marketing	1,125	345	1,809	645
General and administrative	1,521	485	2,747	1,066
Total operating expenses	3,143	1,022	5,454	2,101
Loss from operations	(3,018)	(1,055)	(5,258)	(2,112)
Other income (expense):
Interest expense	—	(223)	—	(497)
Change in fair value of derivative liabilities	—	28	—	1
Other income	—	156	—	158
Total other income (expense)	—	(39)	—	(338)
Net loss	$(3,018)	$(1,094)	$(5,258)	$(2,450)
Net loss per share - basic and diluted	$(0.32)	$(0.46)	$(0.55)	$(1.04)
Weighted-average number of shares - basic and diluted	9,621,484	2,374,479	9,668,100	2,354,589

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(in thousands except share and per share data)

For the Three and Six Months Ended June 30, 2021

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2021	8,908,600	$1	2,324,479	$—	$9,874	$(11,052)	$(1,177)
Exercise of stock options	—	—	50,000	—	6	—	6
Stock-based compensation expense	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(1,356)	(1,356)
Balances at March 31, 2021	8,908,600	$1	2,374,479	$—	$9,890	$(12,408)	$(2,517)
Stock-based compensation expense	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(1,094)	(1,094)
Balances at June 30, 2021	8,908,600	$1	2,374,479	$—	$9,898	$(13,502)	$(3,603)

For the Three and Six Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	9,715,234	$1	$32,817	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	9,715,234	$1	$32,878	$(21,786)	$11,093
Repurchase of restricted common stock	—	—	(93,750)	—	—	—	—
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,018)	(3,018)
Balances at June 30, 2022	—	$—	9,621,484	$1	$32,990	$(24,804)	$8,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2022 and 2021

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,258)	$(2,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	173	18
Depreciation	4	4
Change in fair value of derivative liabilities	—	(1)
Amortization of debt discount	—	469
Amortization of right-of-use asset	80	—
Accounts receivable allowances	—	(6)
Reserve for inventory obsolescence	—	(8)
Forgiveness of PPP loan	—	(157)
Changes is operating assets and liabilities:
Accounts receivable	—	(71)
Inventory	(404)	(42)
Prepaid expenses and other current assets	395	62
Accounts payable	1,126	814
Accrued expenses	26	160
Lease liabilities	(77)	—
Other assets	15	—
Net cash used in operating activities	(3,920)	(1,208)
Cash flows from investing activities
Acquisition of property and equipment	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities
Repayment of notes payable borrowings	—	(19)
Payment of deferred offering costs	—	(363)
Proceeds from convertible notes payable borrowings	—	2,163
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	—	1,787
Net (decrease) increase in cash and cash equivalents	(3,926)	579
Cash and cash equivalents
Beginning of period	12,975	1,044
End of period	$9,049	$1,623

Noncash financing transactions
Issuance of conversion feature derivative liability	$—	$1,107
Original issue discount on convertible notes payable	$—	$177

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

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

The Company has experienced losses and negative cash flows from operations. During the three and six months ended June 30, 2022, the Company incurred a net loss of $3.0 million and $5.3 million, respectively. At June 30, 2022, the Company had an accumulated deficit of $24.8 million. Cash and cash equivalents at June 30, 2022 were $9.0 million. Management expects to incur substantial additional operating losses for at least the next two years to expand its ClearUP markets, continue its research and development programs and potentially launch new commercial products. The Company believes it has adequate cash and financial resources to operate for at least the next twelve months from the date of issuance of these financial statements.

Our future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and June 30, 2021 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Certain reclassifications have been made to the prior year’s condensed balance sheet, condensed statement of operations and condensed statement of cash flows to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and returns reserves. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts balance was $0 and $82 thousand, respectively. As of June 30, 2022 and December 31, 2021, the reserve for sales returns was $26 thousand and $16 thousand, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of June 30, 2022 and December 31, 2021, the reserve for obsolescence was $0.

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

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. Topic 606 requires the entity to perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of June 30, 2022 and December 31, 2021, the contract liability related to the Company’s deferred revenues approximated $1 thousand and $3 thousand, respectively, and are included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in each of the three months ended June 30, 2022 and 2021 were $1 thousand. Shipping and handling fees paid by customers in each of the six months ended June 30, 2022 and 2021 were $2 thousand.

Shipping costs for delivery of product to customers in the three months ended June 30, 2022 and 2021 were $34 thousand and $16, respectively. Shipping costs for delivery of product to customers in the six months ended June 30, 2022 and 2021 were $65 thousand and $42, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options. The fair value method for stock option grants requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model.

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

Net Loss per Common Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers its convertible preferred stock to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company does not allocate net losses to these participating securities. Upon completion of the Company’s IPO in November 2021, all outstanding shares of convertible preferred stock automatically converted into shares of common stock and were no longer outstanding. Under the two-class method, basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares for the potential dilutive effects of warrants, convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. For all periods presented, basic and diluted net loss per share is the same, as inclusion of any additional share equivalents would be anti-dilutive.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include accounts held at one financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $8.5 million and $12.5 million, respectively.

As of June 30, 2022, the Company had two customers whose accounts receivable balances each totaled more than 10% or more of the Company’s total accounts receivable (20% and 17%) compared with two such customers at December 31, 2021 (40% and 28%).

For the three months ended June 30, 2022, the Company had no customer who individually accounted for 10% or more of the Company’s total revenue. For the three months ended June 30, 2021, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue (20% and 24%).

For the six months ended June 30, 2022, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (13%) compared with one customer for the six months ended June 30, 2021 (13%).

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic continues to cause disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which have negatively affected our operations. Additionally, during the second quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

Currently, we are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and/or shortages of certain parts and supplies that are necessary components for our products. As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, and geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. These global issues and events may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02, (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses for certain types of financial instruments, including accounts receivable, among other changes. This guidance is effective for annual and interim periods beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Topic 326 is effective January 1, 2023 for the Company as a smaller reporting company. The Company is currently evaluating the impact of the accounting standard updates on its financial statements.

3.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at June 30, 2022 and December 31, 2021 (in thousands):

As of June 30, 2022 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$8,744	$8,744	$8,744	$—	$—
Total assets	$8,744	$8,744	$8,744	$—	$—

As of December 31, 2021
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$12,793	$12,793	$12,793	$—	$—
Total assets	$12,793	$12,793	$12,793	$—	$—

Cash equivalents – Cash equivalents of $8.7 million and $12.8 million as of June 30, 2022 and December 31, 2021, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the six months ended June 30, 2022 compared to the year ended December 31, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2022 and the year ended December 31, 2021.

4.	Inventory, net (in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$642	$281
Finished goods	191	148
Inventory at cost	833	429
Less reserve for obsolescence	—	—
Inventory, net	$833	$429

5.Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)
Prepaid director and officer liability insurance	$297	$724
Short term deposits	15	7
Other	86	62
Total prepaid expenses and other current assets	$398	$793

6.Lease

The Company leased office space in Newark, California under a cancelable operating lease agreement, which was terminated in December 2021.

In November 2021, the Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California to serve as its headquarters. The lease will expire in October 2025 and there is no option to renew for an additional term. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

The lease cost for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$51	$—	$101	$—
Short term lease cost	6	3	11	9
Total lease cost	$57	$3	$112	$9

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2022 is shown below:

Remaining lease term (in years)	3.25
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $50 thousand and $88 thousand for the three and six months ended June 30, 2022, respectively, which is included in operating activities in the consolidated statement of operations. There were no amounts paid for operating lease liabilities during the three and six months ended June 30, 2021, as the operating lease was not in effect at that time.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of June 30, 2022 are as follows (in thousands):

Fiscal Year
Remainder of 2022	$101
2023	206
2024	210
2025	178
Total minimum lease payments	695
Less imputed interest	(64)
Present value of lease payments	$631

7.Commitments and Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

8.Preferred Stock

There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at June 30, 2022 and December 31, 2021.

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

9.	Common Stock

On November 10, 2021, the Company completed an initial public offering (the “IPO”) of 3,450,000 shares of common stock, at a public offering price of $5.00 per share, including the exercise in full by the underwriters of their option to purchase 450,000 additional shares of common stock, for aggregate gross proceeds of $17.3 million and its shares began trading on The Nasdaq Capital Market under the ticker symbol “TIVC.” The Company received approximately $14.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock at the time of the IPO automatically converted into 2,227,116 shares of common stock and outstanding convertible notes payable borrowings of $4.4 million outstanding at the time of the IPO converted into 1,204,160 shares of common stock.

On April 1, 2022, the Company exercised its right and repurchased 93,750 shares of unvested restricted common stock from an employee upon the employee’s termination of employment.

As of June 30, 2022, no dividends on common stock had been declared by the Company. At June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2022	2021
Warrants to purchase common stock	272,680	272,680
Options issued and outstanding	1,285,100	607,220
Shares available for future stock option grants	496,381	707,250
Total	2,054,161	1,587,150

10.	Common Stock Warrants

In July 2021, the Company entered into a consulting agreement, pursuant to which 50,000 warrants to purchase common stock were granted and an additional 50,000 warrants to purchase common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $1.04 per share and have a term of five years. The consulting agreement is effective as of February 2021, has a monthly fee of $5 thousand and a term of two years. The warrant issuances were indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

The Company estimated the fair value of warrants granted in July 2021 and November 2021 using the Black-Scholes options valuation model. The fair value of the warrants of $280 thousand was recognized as a General and Administrative expense and Additional Paid-In Capital.

In November 2021, the Company issued warrants to purchase 172,680 shares of common stock to designees of Think Equity, the underwriter of the IPO. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $6.25 per share and a term of five years. The warrant issuances were indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

The Company estimated the value of the warrants in November 2021 using the Black-Scholes options valuation model. The fair value of the warrants of $328 thousand was recognized as issuance costs of the common stock issued in the IPO and Additional Paid-In Capital.

The fair value of the warrants was estimated on the date of grant using the following assumptions:

2021
Expected life (in years)	5.0
Expected volatility	50.29% - 85.37%
Risk-free interest rate	0.89% - 1.26%
Dividend yield	0%

A summary of the Company’s outstanding warrants as of June 30, 2022 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	50,000	$1.04	July 1, 2026
Common Stock	50,000	$1.04	November 15, 2026
Common Stock	172,680	$6.25	November 10, 2026

11.	Equity Incentive Plans

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

In 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined at the time of grant by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan. Stock Purchase Rights and Restricted Stock Units (“RSUs”) may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option Agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2022, 485,761 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2021).

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

As of June 30, 2022, there were 496,381 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the six months ended June 30, 2022:

	Outstanding	Exercisable
January 1, 2022	607,220	280,090
Granted	696,630	41,674
Canceled or expired	(18,750)	(18,750)
Exercised	—	—
June 30, 2022	1,285,100	303,014

The weighted-average exercise price as of June 30, 2022 for stock options outstanding and stock options exercisable was $1.97 and $0.68, respectively.

The following table summarizes the activity of the Company’s outstanding unvested restricted common stock awards issued to employees:

Number of
Shares
January 1, 2022	100,781
Vested	(7,031)
Cancelled	(93,750)
June 30, 2022	—

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$30	$3	$50	$7
Sales and marketing	—	—	1	1
General and administrative	82	5	122	10
Total stock-based compensation	$112	$8	$173	$18

12.	Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended
	June 30,
	2022	2021
Convertible preferred stock (as converted)	—	2,227,116
Warrants to purchase common stock	272,680	—
Common stock options issued and outstanding	1,285,100	763,793
Total	1,557,780	2,990,909

13.	Related Party Transactions

In December 2021, the Company entered into an agreement with a former employee and investor for certain product development consultation services. During the three and six months ended June 30, 2022, the Company incurred $10 thousand and $13 thousand, respectively, of expenses in connection with the agreement. The expenses are included in research and development expense. As of June 30, 2022, the Company owed the former employee and investor $5 thousand, which is included in Accounts Payable.

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

Overview

We are a bioelectronic medicine company developing and commercializing non-invasive, drug-free treatments for various diseases and conditions. Bioelectronic medicine, also referred to as electroceuticals or neuromodulation, is the treatment of disease and conditions by preferentially activating electrical functions of the body to modify central or peripheral nerve activity. ClearUP is our first FDA approved, handheld device for the treatment of sinus pain and congestion and it is currently selling directly to consumers via e-commerce platforms.

Business Developments

Bioelectronic medicine is an emerging, multiple billion-dollar market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development of our proprietary technology platform to provide noninvasive, drug free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sales in the U.S. for the two indications noted above and has a CE Mark, which gives us commercial access in European countries and beyond. We currently sell directly to consumers through our own website, Amazon, and Walmart. We also sell through major and specialty online retailers, such as BestBuy and FSAStore.

In the first half of 2022, we invested in our marketing, product design and e-commerce distribution infrastructure as follows:

●	We broadened our advertising mix and increased marketing spend to drive sales growth.
●	We optimized our sales channel strategy to increase our profit margin, and terminated less profitable channels.
●	We made infrastructure-level improvements to our website and ecommerce functions, including upgrading the mobile experience and adding payment options.
●	We were featured in ABC News Report: “New Bioelectronic Technologies Could Signal the Future of Medicine” in January 2022.
●	ClearUP was named best sinus pain relief solution of 2021 by Global Health & Pharma Magazine in February 2022.
●	Our CEO spoke at high-profile events evangelizing bioelectronic medicine as a first-line therapeutic option for chronic disease, including Fortune Brainstorm Health and Neurotech Leaders’ Forum.

In the first half of 2022, we invested in our product innovation and development programs as follows:

●	We advanced the collaboration with Mount Sinai School of Medicine Division of Rhinology and Skull Base Surgery on a sham-controlled clinical trial to evaluate a new bioelectronic approach to treating postoperative pain after sinus surgery. This is a 60-person randomized sham-controlled clinical trial is on-going.
●	We initiated development work related to a potential product candidate in migraine as follows:

o	Completed market studies to identify needs in the treatment of migraine
o	Identified multiple internal and external assets for device development
o	Identified clinical partner: Allergy & Asthma Associates of Santa Clara Valley Research Center
●	We broadened our IP portfolio receiving one new issuance, bringing issued claims to nearly 96. We also filed 4 additional Patent Cooperation Treaty (“PCT”) applications covering new indications.

In the first half of 2022, we also strengthened our management team with key new hires, and we now have a core team of 14 individuals. We have intentionally maintained a small core team at this stage of the Company. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations. In connection with our IPO in November last year, we upgraded various aspects of the Company to align with public company standards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(unaudited)
Revenue	$528	$268	$260	$956	$591	$365
Cost of sales	403	301	$102	760	602	$158
Gross profit (loss)	125	(33)	158	196	(11)	207
Operating expenses:
Research and development	497	192	$305	898	390	$508
Sales and marketing	1,125	345	$780	1,809	645	$1,164
General and administrative	1,521	485	$1,036	2,747	1,066	$1,681
Total operating expenses	3,143	1,022	2,121	5,454	2,101	3,353
Loss from operations	(3,018)	(1,055)	(1,963)	(5,258)	(2,112)	(3,146)
Other income (expense):
Interest expense	—	(223)	$223	—	(497)	$497
Change in fair value of derivative liabilities	—	28	$(28)	—	1	$(1)
Other income	—	156	$(156)	—	158	$(158)
Total other income (expense)	—	(39)	39	—	(338)	338
Net loss	$(3,018)	$(1,094)	$(1,924)	$(5,258)	$(2,450)	$(2,808)

Revenue

Revenue is generated by the sale of our ClearUP product and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. We currently sell directly to consumers through our own website, Amazon and Walmart. We also sell to major and specialty online retailers, such as BestBuy and FSAStore. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA approved bioelectronic treatment for sinus pain and congestion. We expect our sales continue to grow as we further our market penetration efforts and moderate price increases.

For the three months ended June 30, 2022, revenue increased by $260 thousand, or 97%, compared to the same period in 2021, primarily due to a 44% increase in unit sales and the optimization of existing sales channels. Unit sales in our direct-to-consumer channels increased 265%, while unit sales in our retail channels decreased by 68% due to the termination of less profitable existing arrangements. Average sales price in our direct-to-consumer channels increased by 6%, while average sales price in our retail channels increased by 35%.

For the six months ended June 30, 2022, revenue increased by $365 thousand, or 62%, compared to the same period in 2021, primarily due to a 36% increase in unit sales, with the majority came through our direct-to-consumer channels, and the optimization of existing sales channels. Unit sales in our direct-to-consumer channels increased by 153%, while unit sales in our retail channels decreased by 51%. Average sales price in our direct-to-consumer channels decreased by 1%, while average sales price in our retail channels increased by 22%.

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

For the three months ended June 30, 2022, cost of sales increased by $102 thousand, or 34%, compared to the same period in 2021, primarily driven by higher sales volume in 2022. Variable cost was $358 thousand, or $80.10 per unit, for the three months ended June 30, 2022, compared to $227 thousand, or $73.23 per unit, for the same period in 2021. The increase in the variable cost was primarily driven by increased shipping, fulfillment and transaction costs. Fixed cost was $45 thousand, or $10.16 per unit, for the three months ended June 30, 2022, compared to $74 thousand, or $23.95 per unit, for the same period in 2021. The decrease in the fixed cost was primarily due to higher sales volume absorbing the fixed overhead costs.

For the six months ended June 30, 2022, cost of sales increased by $158 thousand, or 26%, compared to the same period in 2021, primarily driven by higher sales volume in 2022. Variable cost was $667 thousand, or $80.94 per unit, for the six months ended June 30, 2022, compared to $462 thousand, or $76.46 per unit, for the same period in 2021. The increase in the variable cost was primarily due to increased shipping, fulfillment and transactional costs. Fixed cost was $93 thousand, or $11.26 per unit, for the six months ended June 30, 2022, compared to $139 thousand, or $23.05 per unit, for the same period in 2021. The decrease in the fixed cost was primarily due to higher sales volume absorbing the fixed overhead costs.

Gross Margin

Gross margin has been and will continue to be affected by and likely fluctuate on a quarterly basis due to a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to increase with future price increases, optimization of our product design and supply-chain, and increasing sales volume over which fixed and semi-fixed costs are allocated.

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

For the three months ended June 30, 2022, research and development expenses increased by $305 thousand compared to the same period in 2021.

For the six months ended June 30, 2022, research and development expenses increased by $508 thousand compared to the same period in 2021.

The year-over-year increases for the three- and six-months ended June 30, 2022 were primarily due to increased headcount and costs related to additional investments in product candidate research and design. The emphasis of research and development activities in 2022 was primarily related to product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection. Activities in 2021 were primarily focused on seeking FDA approval for a second indication for our ClearUP product line.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase as we continue to expand our markets and distribution channels.

For the three months ended June 30, 2022, sales and marketing expenses increased by $780 thousand compared to the same period in 2021.

For the six months ended June 30, 2022, sales and marketing expenses increased by $1.2 million compared to the same period in 2021.

The increases for both the three- and six-months ended June 30, 2022 were due primarily to the expansion of our sales and marketing efforts, including (i) widening advertising platforms; (ii) growing our social media presence; (iii) upgrading and optimizing ecommerce infrastructure, online/website design; and (iv) other marketing initiatives.

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

For the three months ended June 30, 2022, general and administrative expenses increased by $1.0 million compared to the same period in 2021, and was primarily attributable to $420 thousand of increased personnel costs associated with increased headcount, $183 thousand of increased legal and professional fees, $204 thousand of increased D&O insurance costs and $191 thousand of other fees and professional services that are required for public company standards.

For the six months ended June 30, 2022, general and administrative expenses increased by $1.7 million compared to the same period in 2021, and was primarily attributable to $694 thousand of increased personnel costs associated with increased headcount, $112 thousand of increased legal and professional fees, $408 thousand of increased D&O insurance costs, $110 thousand of increased rent associated with the relocation of the Company’s headquarters and $191 thousand of other increased fees and professional services that are required for public company standards.

Other Income / Expense, Net

Other expense, net in 2021 consisted primarily of amortization of debt discount included in interest of $469 thousand, offset by $157 thousand of debt forgiveness associated with PPP loans. There were no similar expenses in the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2022, we have generated $3.5 million in revenue from product sales and have incurred operating losses and negative cash flows from our operations. As of June 30, 2022, we had cash and cash equivalents of $9.0 million, working capital of $8.0 million and an accumulated deficit of $24.8 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from the IPO in November 2021. In 2019, we sold an aggregate of 2,787,854 shares of our convertible preferred stock to accredited investors, generating net proceeds of $3.8 million and borrowings from convertible notes payables issued to investors in the amount of $1.7 million. In 2020, we borrowed $1.6 million by issuing convertible notes and issued notes payable to borrow $195 thousand. In November 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million. During the year ended December 31, 2021, we borrowed $2.6 million by issuing convertible notes payable. During the six months ended June 30, 2022, we did not engage in any capital raising activities, other than through the sale of our products. Management believes that the Company has adequate cash and financial resources to operate for at least the next twelve months from the date of issuance of these financial statements.

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

Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, continue research and development programs, complete development of new products, obtain regulatory approvals, launch and commercialize our products and comply with material government (including environmental) regulations.

Recent Financing Developments

In November 2021, we completed our IPO of 3,450,000 shares of common stock, at a public offering price of $5.00 per share, including the exercise in full by the underwriters of their option to purchase 450,000 additional shares of common stock, for aggregate gross proceeds of $17.3 million and our shares started trading on The Nasdaq Capital Market under the ticker symbol “TIVC.” We received approximately $14.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the closing of the IPO, all of our outstanding shares of convertible preferred stock at the time of the IPO automatically converted into an aggregate of 2,227,116 shares of common stock and outstanding convertible notes payable borrowings of $4.4 million outstanding at the time of the IPO converted into an aggregate of 1,204,160 shares of common stock.

We intend to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to reevaluate our operating plans. Based on projected activities, management believes the Company has adequate cash and financial resources to operate for at least the next twelve months.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund marketing and advertising for ClearUP, development of our product candidates, and general operations. We expect that our operating expenses will increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We plan to increase our research and development investments to identify and develop new product candidates. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur significant losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, as well as supply chain constraints that we are currently facing, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will ramp-up revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and sell-in costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions. If one or more such acquisitions is identified, a substantial portion of our cash reserves may be required to complete it. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $24.8 million through June 30, 2022. We expect to incur additional losses in the future as we expand both our marketing and research and development activities. Based on our current plans, we believe that we have adequate cash and financial resources to operate for at least the next twelve months. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

The timing and amount of our operating expenditures will depend largely on:

•	the availability of electronic parts and other components for our products, as well as our ability to source such parts and components at favorable prices;
•	the timing and progress of sales initiatives driving top-line revenue;

•	the timing and adoption rate of ClearUP upgrades at lower cost of goods;
•	the payment terms and timing of commercial contracts entered into for manufacturing and sales of our products to and through online third-party retailers;
•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the timing and amount of milestone payments we may receive under any future collaboration agreements;
•	our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the cost and timing of additional regulatory approvals beyond those currently held by us;
•

our efforts to enhance operational systems and hire additional personnel, including personnel to support finance, sales, marketing, operations and development of our product candidates and satisfy our obligations as a public company;

●	our efforts to maintain compliance with material government (including environmental) regulations.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financings. We may also consider entering into collaboration arrangements or selectively partnering with third parties for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash used in operating activities	$(3,920)	$(1,208)
Cash used in investing activities	(6)	—
Cash provided by financing activities	—	1,787
Net (decrease) increase in cash and cash equivalents	$(3,926)	$579

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $3.9 million, which consisted primarily of a net loss of $5.3 million decreased by non-cash charges of $257 thousand and decreased by a net change of $1.1 million in our accounts payable balance. The non-cash charges primarily consisted of stock-based compensation of $173 thousand and amortization of right-of-use assets of $80 thousand.

Net cash used in operating activities for the six months ended June 30, 2021 was $1.2 million, which consisted primarily of net loss of $2.5 million decreased by non-cash charges of $319 thousand and increased by a net change of $923 thousand in our net operating assets. The non-cash charges primarily consisted of debt discount amortization of $469 thousand and stock-based compensation of $18 thousand offset by forgiveness of the PPP loan of $157 thousand. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $974 thousand offset by an increase in accounts receivable, inventory and prepaid expenses of $51 thousand.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was related to the purchases of property and equipment. We had no investing activities during the six months ended June 30, 2021.

Financing Activities

We had no financing activities during the six months ended June 30, 2022.

Our financing activities provided $1.8 million of cash during the six months ended June 30, 2021, which consisted primarily of 2.2 million of proceeds from convertible notes payable borrowings offset by $363 thousand of payments for deferred offering costs.

Known Trends or Uncertainties

As discussed elsewhere this Quarterly Report on Form 10-Q, the world has been affected by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty in human capital management (“HCM”). Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending reparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. The pandemic and recent economic volatility have negatively impacted our business in various ways over the last two years, including, more recently, as a result of global supply chain constraints at least partially attributable to the pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

We are continuing to encounter disruptions in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. We are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and/or shortages of certain parts and supplies that are necessary components for our products. As a result, we are carrying increased inventory balances to ensure availability of necessary products and to secure pricing. We are also currently evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products at a reasonable price point. In the event that the price of our components increase significantly or we are unable source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as further supply chain interruptions. Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, and geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. These global issues and events may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

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

Office Lease

The Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California in November 2021 as its headquarters. The lease will expire in October 2025 and there is no option to renew for an additional term. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Lease cost recorded during the six months ended June 30, 2022 was $101 thousand. There were no similar lease costs in 2021 related to the noncancelable operating lease, as the lease was not in effect at that time.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. There have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to sales return reserves, warranty reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors such as COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a 15(e) and 15d 15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We consummated our IPO in November 2021, and are continuing to evaluate the effectiveness of our internal controls over financial reporting, including any weakness in our internal controls. In accordance with the transition period established by Item 308 of Regulation S-K for newly public companies, we intend to complete an analysis and include a management’s assessment regarding internal controls over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2022.

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

In connection with, and subsequent to, the consummation of our IPO, we have taken various steps to strengthen our internal controls over financial reporting, including, without limitation:

●	Hired a chief financial officer with significant public company finance and accounting experience, including applying GAAP technical accounting guidance;
●	Formed various committees of our board of directors, including an audit committee with at least one member who qualifies as an “audit committee financial expert,” as defined by SEC rules;
●	Engaged an independent registered public accounting firm to review our quarterly financial statements and audit our annual financial statements;
●	Hired a professional accounting outsource firm to support the Company’s accounting close and SEC reporting;
●	Strengthening our internal policies and procedures; and
●	Strengthened our material government regulatory compliance.

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

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the six months ended June 30, 2022.

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

On November 16, 2021, the underwriter fully exercised its over-allotment option to purchase an additional 450,000 shares of common stock at the public offering price of $5.00 per share. The Company received gross proceeds of $2.3 million for the over-allotment, which resulted in net proceeds to us of approximately $2.1 million, after deducting underwriting discounts and commissions of $169 thousand.

As partial consideration for the underwriting services provided by ThinkEquity in connection with the IPO, we issued designees of ThinkEquity warrants to purchase an aggregate of 172,500 shares of our common stock. The warrants will be exercisable for a four-and-one-half year period commencing 180 days following consummation of the IPO at an exercise price of $6.25 per share.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 12, 2021, pursuant to Rule 424(b)(4).

Repurchases

On April 1, 2022, in connection with the resignation of the Company’s former Chief Financial Officer, Briana Benz, the Company repurchased a total of 93,750 restricted shares of Company common stock from Ms. Benz for an aggregate purchase price of $375 ($0.004 per share), which shares were previously purchased by Ms. Benz pursuant to that Restricted Stock Purchase Agreement between the Company and Ms. Benz, dated July 30, 2021, and remained unvested as of the Separation Date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/21

4.1	Specimen Stock Certificate.	S-1A	9/9/2021

4.2	Form of Representative’s Warrant.	S-1A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1A	10/29/2021

10.1†	Executive Offer Letter, between Tivic Health Systems, Inc. and Veronica Cai, dated April 1, 2022.	8-K	4/5/2022

10.2†	Executive Offer Letter, between Tivic Health Systems, Inc. and Ryan Sabia, dated April 1, 2022.	8-K	4/5/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

†Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

* Furnished herewith.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on August 15, 2022.

Date: August 15, 2022	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Veronica Cai
Veronica Cai
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)