Form 10-Q
period 2022-09-30
Tivic Health Systems, Inc.
filed 2022-11-14
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

OR

☐ Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-41052

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act (Check one):

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☒ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2022, 9,677,734 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended September 30, 2022, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

September 30, 2022 and December 31, 2021

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$6,328	$12,975
Accounts receivable, net	95	92
Inventory, net	761	429
Deferred offering costs	79	—
Prepaid expenses and other current assets	331	793
Total current assets	7,594	14,289
Property and equipment, net	15	11
Right-of-use assets, operating lease	565	687
Other assets	34	49
Total assets	$8,208	$15,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,602	$789
Other accrued expenses	261	267
Operating lease liability, current	160	163
Total current liabilities	2,023	1,219
Operating lease liability	413	545
Total liabilities	2,436	1,764
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,677,734 and 9,715,234 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid in capital	33,159	32,817
Accumulated deficit	(27,388)	(19,546)
Total stockholders’ equity	5,772	13,272
Total liabilities and stockholders’ equity	$8,208	$15,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$477	$277	$1,432	$868
Cost of sales	414	303	1,176	904
Gross profit (loss)	63	(26)	256	(36)
Operating expenses:
Research and development	399	175	1,295	565
Sales and marketing	487	450	2,291	1,095
General and administrative	1,761	578	4,512	1,645
Total operating expenses	2,647	1,203	8,098	3,305
Loss from operations	(2,584)	(1,229)	(7,842)	(3,341)
Other income (expense):
Interest income (expense)	1	(1,171)	1	(1,668)
Change in fair value of derivative liabilities	—	80	—	81
Other income (expense)	(1)	—	(1)	158
Total other income (expense)	0	(1,091)	0	(1,429)
Net loss	$(2,584)	$(2,320)	$(7,842)	$(4,770)
Net loss per share - basic and diluted	$(0.27)	$(0.90)	$(0.81)	$(1.96)
Weighted-average number of shares - basic and diluted	9,677,734	2,578,180	9,671,347	2,429,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(in thousands except share and per share data)

For the Three and Nine Months Ended September 30, 2021

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2021	8,908,600	$1	2,324,479	$—	$9,874	$(11,052)	$(1,177)
Exercise of stock options	—	—	50,000	—	6	—	6
Stock-based compensation expense	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(1,356)	(1,356)
Balances at March 31, 2021	8,908,600	$1	2,374,479	$—	$9,890	$(12,408)	$(2,517)
Stock-based compensation expense	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(1,094)	(1,094)
Balances at June 30, 2021	8,908,600	$1	2,374,479	$—	$9,898	$(13,502)	$(3,603)
Exercise of stock options	—	—	346,979	—	56	—	56
Issuance of common stock	—	—	112,500	—	—	—	—
Issuance of warrant	—	—	—	—	52	—	52
Stock-based compensation expense	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(2,320)	(2,320)
Balances at September 30, 2021	8,908,600	$1	2,833,958	$—	$10,029	$(15,822)	$(5,792)

For the Three and Nine Months Ended September 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	9,715,234	$1	$32,817	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	9,715,234	$1	$32,878	$(21,786)	$11,093
Repurchase of restricted common stock	—	—	(93,750)	—	—	—	—
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,018)	(3,018)
Balances at June 30, 2022	—	$—	9,621,484	$1	$32,990	$(24,804)	$8,187
Exercise of stock options	—	—	56,250	—	56	—	56
Stock-based compensation expense	—	—	—	—	113	—	113
Net loss	—	—	—	—	—	(2,584)	(2,584)
Balances at September 30, 2022	—	$—	9,677,734	$1	$33,159	$(27,388)	$5,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,842)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	286	41
Depreciation	7	6
Change in fair value of derivative liabilities	—	(81)
Amortization of debt discount	—	1,613
Amortization of right-of-use asset	122	—
Accounts receivable allowances	—	(9)
Reserve for inventory obsolescence	—	(8)
Forgiveness of PPP loan	—	(157)
Issuance of common stock warrant	—	52
Changes is operating assets and liabilities:
Accounts receivable	(3)	(68)
Inventory	(332)	(42)
Prepaid expenses and other current assets	462	30
Deferred offering costs	(79)	(555)
Accounts payable	813	929
Accrued expenses	(6)	167
Lease liabilities	(135)	—
Other assets	15	—
Net cash used in operating activities	(6,692)	(2,852)
Cash flows from investing activities
Acquisition of property and equipment	(11)	—
Net cash used in investing activities	(11)	—
Cash flows from financing activities
Repayment of notes payable borrowings	—	(19)
Payment of deferred offering costs	—	—
Proceeds from convertible notes payable borrowings	—	2,613
Proceeds from exercise of stock options	56	62
Net cash provided by financing activities	56	2,656
Net decrease in cash and cash equivalents	(6,647)	(196)
Cash and cash equivalents
Beginning of period	12,975	1,044
End of period	$6,328	$848

Noncash financing transactions
Issuance of conversion feature derivative liability	$—	$1,355
Original issue discount on convertible notes payable	$—	$244

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016, for the purpose of developing and commercializing bioelectronic medicine to provide drug-free treatment alternatives for various diseases directly to consumers. The Company is headquartered in Hayward, California. The Company’s first commercial product, ClearUP, is an FDA-approved medical device for the treatment of sinus pain and congestion. It is also a CE-Marked medical device for the treatment of sinus pain, pressure and congestion. The Company currently sells in the U.S. directly to consumers on various e-commerce platforms and through retail channels.

On June 7, 2021, the Company reincorporated as a Delaware corporation, which included establishment of $0.0001 par value for the Company’s convertible preferred stock and common stock. The financial statements have been retroactively adjusted as if the change in corporation status occurred on January 1, 2021.

The Company has experienced losses and negative cash flows from operations. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $2.6 million and $7.8 million, respectively. At September 30, 2022, the Company had an accumulated deficit of $27.4 million. Cash and cash equivalents at September 30, 2022 were $6.3 million. Management expects to incur substantial additional operating losses for the foreseeable future to expand its ClearUP markets, continue its research and development programs and potentially launch new commercial products. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of these financial statements.

Our future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our technologies; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to successfully execute our acquisition strategy, including the closing of potential acquisitions and integrating new business into our own; our ability to establish collaborative arrangements; marketing activities; and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan.

The Company expects that it will need to raise additional capital to continue operating its business and fund its planned operations, including to execute on its acquisition strategy, research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates. We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially and adversely affect our business, financial conditions, or results of operations.

Subsequent to the quarter ended September 30, 2022, on October 26, 2022, the Company filed a Form S-1 Registration Statement with the SEC in connection with a proposed financing, the proceeds of which (if the offering is completed) are expected to be used by the Company to fund the purchase price of the proposed Reliefband acquisition and to fund the Company's operations. The S-1 Registration Statement has not been declared effective, remains subject to review by the SEC, and will need to be amended before the Company can commence an offering thereunder. There can be no assurances that the S-1 Registration Statement will be declared effective by the SEC in a timely basis, or ever, or that the Company will be able to raise sufficient capital to fund the Reliefband acquisition and the Company's operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and September 30, 2021 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Certain reclassifications have been made to the prior year’s condensed balance sheet, condensed statement of operations and condensed statement of cash flows to conform to the current year presentation.

Going Concern Uncertainty

The accompanying unaudited interim condensed financial statements have been prepared as if the Company will continue as a going concern. As noted above, the Company has experienced losses and negative cash flows from operations; incurred a net loss of $2.6 million and $7.8 million, respectively, during the three and nine months ended September 30, 2022; had cash and cash equivalents of $6.3 million as of September 30, 2022; and had an accumulated deficit of $27.4 million as of September 30, 2022. The Company's working capital as of September 30, 2022 was approximately $5.6 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed financial statements. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed financial statements are issued.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and returns reserves. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts balance was $0 and $82 thousand, respectively. Bad debt expense was not material in the three and nine months ended September 30, 2021 and September 30, 2022. As of both September 30, 2022 and December 31, 2021, the reserve for sales returns was $16 thousand.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of both September 30, 2022 and December 31, 2021, the reserve for obsolescence was $0.

Deferred Financing Costs

The Company complies with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering as other current assets. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard applies to all contracts with customers, except contracts that are within scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of September 30, 2022 and December 31, 2021, the contract liability related to the Company’s deferred revenues approximated $0 and $3 thousand, respectively, and is included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in the three months ended September 30, 2022 and 2021 were $0 and $1 thousand, respectively. Shipping and handling fees paid by customers in each of the nine months ended September 30, 2022 and 2021 were $3 thousand.

Shipping costs for delivery of product to customers in the three months ended September 30, 2022 and 2021 were $16 thousand and $15 thousand, respectively. Shipping costs for delivery of product to customers in the nine months ended September 30, 2022 and 2021 were $81 thousand and $57 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales. The warranty reserve at September 30, 2022 and December 31, 2021 was not material.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk-free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. The Company uses the simplified method, which is the total expected terms for each tranche divided by the total number of tranches, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include accounts held at one financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $5.8 million and $12.5 million, respectively.

During 2022, the majority, or 80%, of the Company's sales have been to individual consumers. As of September 30, 2022, the Company had two reseller customers whose accounts receivable balances each totaled more than 10% or more of the Company’s total accounts receivable (69% and 15%) compared with two such customers at December 31, 2021 (40% and 28%).

For the three months ended September 30, 2022, the Company had one reseller customer who individually accounted for 10% or more of the Company’s total revenue (22%). For the three months ended September 30, 2021, the Company had two reseller customers who individually accounted for 10% or more of the Company’s total revenue (28% and 15%).

For the nine months ended September 30, 2022, the Company had one reseller customer who individually accounted for 10% or more of the Company’s total revenue (17%) compared with two reseller customers for the nine months ended September 30, 2021 (16% and 11%).

During 2022, we outsourced 100% of our contract manufacturing to one vendor in California.

In March 2020, the World Health Organization declared the outbreak of the COVID‑19 virus a global pandemic. Although the pandemic appears to have decreased in severity, it continues to cause disruptions to businesses and markets worldwide. The effects of the pandemic are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which have negatively affected our operations. Additionally, during the third quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Recently Issued Accounting Pronouncements — Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02, (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses for certain types of financial instruments, including accounts receivable, among other changes. This guidance is effective for annual and interim periods beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Topic 326 is effective January 1, 2023 for the Company as a smaller reporting company. The Company is currently evaluating the impact of the accounting standard updates on its financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at September 30, 2022 and December 31, 2021 (in thousands):

As of September 30, 2022 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$6,000	$6,000	$6,000	$—	$—
Total assets	$6,000	$6,000	$6,000	$—	$—

As of December 31, 2021
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$12,793	$12,793	$12,793	$—	$—
Total assets	$12,793	$12,793	$12,793	$—	$—

Cash equivalents – Cash equivalents of $6.0 million and $12.8 million as of September 30, 2022 and December 31, 2021, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Level 2 - Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

There have been no changes to the valuation methodologies utilized by the Company during the nine months ended September 30, 2022 compared to the year ended December 31, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2022 and the year ended December 31, 2021.

4. Inventory, net (in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$645	$281
Finished goods	116	148
Inventory at cost	761	429
Less reserve for obsolescence	—	—
Inventory, net	$761	$429

5. Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)
Prepaid director and officer liability insurance	$88	$724
Refundable research and development tax credit	113	37
Short term deposits	15	7
Other	115	25
Total prepaid expenses and other current assets	$331	$793

6. Lease

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

The lease cost for the three and nine months ended September 30, 2022 were $50 thousand and $151 thousand, respectively. There were no lease costs for the three and nine months ended September 30, 2021 as the lease was not in effect at that time.

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2022 is shown below:

Remaining lease term (in years)	3.00
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $50 thousand and $138 thousand for the three and nine months ended September 30, 2022, respectively, which is included in operating activities in the statement of operations. There were no amounts paid for operating lease liabilities during the three and nine months ended September 30, 2021, as the operating lease was not in effect at that time.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of September 30, 2022 are as follows (in thousands):

Fiscal Year
Remainder of 2022	$34
2023	206
2024	210
2025	178
Total minimum lease payments	628
Less imputed interest	(55)
Present value of lease payments	$573

7. Commitments and Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

8. Preferred Stock

The Company’s board of directors is authorized, without action by its stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series, and to fix the voting rights, designations, powers, preferences, the relative, participating, optional or other special rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of any series of preferred stock that they may designate in the future. There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, no dividends on common stock had been declared by the Company. At September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2022	2021
Warrants to purchase common stock	272,680	272,680
Options issued and outstanding	1,248,850	607,220
Shares available for future stock option grants	476,381	707,250
Total	1,997,911	1,587,150

10. Common Stock Warrants

In July 2021, the Company entered into a consulting agreement, pursuant to which 50,000 warrants to purchase common stock were granted and an additional 50,000 warrants to purchase common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $1.04 per share and have a term of five years. The consulting agreement is effective as of February 2021, has a monthly fee of $5 thousand and has a term of two years. The warrant issuances were indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

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

A summary of the Company’s outstanding warrants as of September 30, 2022 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	50,000	$1.04	July 1, 2026
Common Stock	50,000	$1.04	November 15, 2026
Common Stock	172,680	$6.25	November 10, 2026

11. Equity Incentive Plans

In 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”).

On November 10, 2021, the 2017 Plan terminated and was replaced by the 2021 Plan (defined below), and future issuances of incentive instruments will be governed by the 2021 Plan. To the extent that outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance.

In 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined at the time of grant by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan. Stock Purchase Rights and Restricted Stock Units (“RSUs”) may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the relevant option agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2022, 485,761 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2021).

In the case of an Incentive Stock Option (i) granted to an employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant; (ii) granted to any other employee, the per share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant. In the case of a Non-statutory Stock Option (i) granted to an employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant; (ii) granted to any other service provider, the per share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant. Notwithstanding the foregoing, options may be granted with a per share exercise price other than as required above pursuant to a merger or other corporate transaction.

The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares upon termination shall be subject to repurchase by the Company at the original exercise price of the option.

As of September 30, 2022, there were 476,381 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the nine months ended September 30, 2022:

	Outstanding	Exercisable
January 1, 2022	607,220	280,090
Granted	716,630	47,477
Canceled or expired	(18,750)	(18,750)
Exercised	(56,250)	(56,250)
September 30, 2022	1,248,850	252,567

The weighted-average exercise price as of September 30, 2022 for stock options outstanding and stock options exercisable was $2.01 and $0.62, respectively.

The following table summarizes the activity of the Company’s outstanding unvested restricted common stock awards issued to employees during the nine months ended September 30, 2022:

Number of
Shares
January 1, 2022	100,781
Vested	(7,031)
Cancelled	(93,750)
September 30, 2022	—

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$32	$4	$82	$11
Sales and marketing	1	6	2	7
General and administrative	80	13	202	23
Total stock-based compensation	$113	$23	$286	$41

12. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Nine Months Ended
	September 30,
	2022	2021
Convertible preferred stock (as converted)	—	2,227,116
Warrants to purchase common stock	272,680	50,000
Common stock options issued and outstanding	1,248,850	376,969
Total	1,521,530	2,654,085

13. Related Party Transactions

In December 2021, the Company entered into an agreement with a significant shareholder for certain product development consultation services. During the three and nine months ended September 30, 2022, the Company incurred $5 thousand and $18 thousand, respectively, of expenses in connection with the agreement. The expenses are included in research and development expense. As of September 30, 2022, there were no amounts owed to the shareholder.

14. Subsequent Events

Proposed Reliefband Acquisition

On October 7, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among RB Buyer Co, LLC, a Delaware limited liability company (“Buyer”) and wholly-owned subsidiary of the Company, Reliefband Technologies, LLC, a Delaware limited liability company (“Reliefband”), certain of Reliefband’s beneficial owners (the “Beneficial Owners”), and Shareholder Representative Services LLC, a Colorado limited liability company as representative of Reliefband and its Beneficial Owners. Pursuant to the Purchase Agreement, the Buyer agreed to purchase substantially all of the assets, and certain specified liabilities, of Reliefband that are used in connection with the development, manufacture, distribution, and sale of Reliefband’s electronic nerve stimulation devices for an aggregate cash purchase price of $33.5 million, subject to working capital adjustments as defined in the Purchase Agreement, less Reliefband transaction expenses and any indebtedness of Reliefband at Closing. Up to $1.5 million of the acquisition consideration is payable, at the election of the Buyer and the Company, in restricted common stock of the Company.

The closing of the acquisition is subject to certain conditions including, but not limited to (i) the absence of any material adverse effect with respect to the Reliefband business, (ii) receipt of third-party consents to the assignment of certain contracts, (iii) the completion of certain regulatory filings by Reliefband, and (iv) the Company’s consummation of a financing to fund the acquisition consideration. The Purchase Agreement may be terminated under specific circumstances, including, among others, by mutual written consent, in connection with a material breach of a party to the Purchase Agreement, or to the extent that the closing has not occurred by February 6, 2023. Pursuant to the terms of the Purchase Agreement, in the event the Purchase Agreement is terminated as a result of the Company’s failure to publicly file a Registration Statement on Form S-1 in connection with its financing to fund the purchase price, Buyer shall pay to Reliefband a breakup fee of $200 thousand within one (1) business day following the termination. On October 26, 2022, the Company publicly filed a Form S-1 Registration Statement in connection with a proposed financing, the proceeds of which (if the offering is completed) are expected to be used by the Company to fund the purchase price of the Reliefband acquisition and the Company's operations. The S-1 Registration Statement has not been declared effective, remains subject to review by the SEC, and will need to be amended before the Company can commence an offering thereunder. There can be no assurances that the S-1 Registration Statement will be declared effective by the SEC in a timely basis, or ever, or that the Company will be able to raise sufficient capital to fund the Reliefband acquisition and the Company's operations.

Microart Manufacturing Agreement

On October 21, 2022, the Company entered into a Manufacturing Agreement (the “Microart Agreement”), with Microart Services Inc. (“Microart”). Pursuant to the Agreement, Microart will manufacture, on a non-exclusive basis, certain components and sub-assemblies (collectively, “Products”) of the Company’s current and future products. During the term of the Microart Agreement, the Company shall order Products from Microart by issuing purchase orders, and Microart shall manufacture and supply Products to the Company in the quantities specified in the applicable purchase orders and in accordance with the Company’s specifications. Subject to certain exceptions, Microart will charge the Company a fixed price for every Product purchased, which fixed price may only be changed by Microart once per each cumulative twelve-month period, and in each case, any increase shall not exceed an amount specified in the Microart Agreement.

The Microart Agreement has a three-year initial term, with automatic annual renewals until terminated by one of the parties in accordance with the terms of the Microart Agreement. The Microart Agreement may be terminated as follows: (i) at any time upon mutual agreement of the parties; (ii) by either party at the end of the initial three-year term or any subsequent annual renewal term upon written notice received by the other party not less than 60 calendar days prior to the expiration of the relevant term; (iii) by either party upon 30 calendar days written notice to the other party following a material breach of the agreement if the breaching party fails to cure such breach in a reasonable period of time; or (iv) by either party upon the other party seeking an order for relief under bankruptcy laws, a composition with or assignment for the benefit of creditors, or the dissolution or liquidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q, as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10‑Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, as updated by the Risk Factors starting on page 16 of that Registration Statement on Form S-1 filed by us with the Securities and Exchange Commission ("SEC") on October 26, 2022, each of which Risk Factors are incorporated in this Quarterly Report on Form 10-Q by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Overview

We are a bioelectronic medicine company developing and commercializing non-invasive, drug-free treatments for various diseases and conditions. Bioelectronic medicine, also referred to as electroceuticals or neuromodulation, is the treatment of disease and conditions by preferentially activating electrical functions of the body to modify central or peripheral nerve activity. ClearUP is our first commercial product, and is FDA-approved for the treatment of sinus pain and congestion. It is also a CE-Marked medical device for the treatment of sinus pain, pressure and congestion. ClearUP is currently sold in the U.S. directly to consumers on various e-commerce platforms and through retail channels.

Business Developments

Bioelectronic medicine is an emerging, multiple billion-dollar market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development of our proprietary technology platform to provide noninvasive, drug free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sale in the U.S. for the two FDA-approved indications noted above and has a CE Mark, which covers a third indication (sinus pressure) and gives us commercial access to certain European countries. We currently sell directly to consumers through our own website, Amazon, and Walmart. We also sell through major and specialty online retailers, such as BestBuy and FSAStore.

Expanding our product offerings

On October 7, 2022, in alignment with our growth plan to increase product offerings, we entered into a definitive agreement to acquire substantially all of the assets of Reliefband Technologies, LLC (“Reliefband”) that are used in connection with the development, manufacture, distribution, and sale of Reliefband’s electronic nerve stimulation devices. Reliefband has been an innovator in wearable, FDA-cleared bioelectronic therapeutics for the treatment of nausea and vomiting. Reliefband’s patented technology is based on neuromodulation—or modulation—of nerve activity by delivering electrical waveforms to the median nerve in the wrist. This stimulation disrupts nausea and vomiting signaling in the brain. Reliefband’s products are 100% drug free, with the user in control of the intensity of the stimulation.

Reliefband has multiple over-the-counter products available, as well as one Rx, single use, product that is sold to hospitals and prescribed by medical professionals for the treatment of post-operative nausea. Reliefband’s wrist-worn electronic nerve stimulators have been FDA-cleared for treatment of nausea, retching and vomiting related to motion sickness, physician-diagnosed migraines, hangovers, anxiety, morning sickness, chemotherapy, and post-operative nausea. Reliefband’s patented products are backed by 40 peer-reviewed clinical studies and have generated over 3500 Amazon reviews averaging 4+ stars.

We believe the Reliefband product line is highly complementary to our ClearUP product line and our existing commercial capabilities. Both Reliefband and ClearUP offer consumers ways to manage certain health conditions without the issues and side effects often associated with medication use. Both are FDA-cleared, effective, fast-acting, convenient, and drug-free. Both currently are sold primarily online, and both have received CE Marks allowing international expansion.

Consideration payable by the Company to Reliefband upon closing of the acquisition, if completed, will consist of up to $33.5 million, of which up to $1.5 million can be paid, at the election of the Company, in shares of restricted common stock of the Company. The transaction is expected to be consummated in the fourth quarter of 2022 or first quarter of 2023, subject to the satisfaction of certain customary closing conditions, including but not limited to securing the financing necessary to pay the purchase price. No guarantees can be provided that the Company will be able to raise sufficient capital to fund the purchase price of the acquisition in a timely manner, or at all, or that the acquisition will close.

Further reduction to our product costs

On October 21, 2022, the Company entered into a Manufacturing Agreement (the “Microart Agreement”), with Microart Services Inc. (“Microart”). Pursuant to the Microart Agreement, Microart will manufacture, on a non-exclusive basis, certain components and sub-assemblies (collectively, “Products”) of the Company’s current and future products. During the term of the Microart Agreement, the Company shall order Products from Microart by issuing purchase orders, and Microart shall manufacture and supply Products to the Company in the quantities specified in the applicable purchase orders and in accordance with the Company’s specifications. Subject to certain exceptions, Microart will charge the Company a fixed price for every Product purchased, which fixed price may only be changed by Microart once per each cumulative twelve-month period, and in each case, any increase shall not exceed an amount specified in the Microart Agreement.

We expect that this new arrangement with Microart will significantly reduce the cost of manufacturing our ClearUP products, and potentially our future products as well.

Other operational updates

In 2022, we have also invested in our marketing, product design and e-commerce distribution infrastructure as follows:

•
We broadened our advertising mix and increased marketing spend to drive sales growth.
•
We optimized our sales channel strategy to increase our profit margin, and terminated less profitable channels.
•
We made infrastructure-level improvements to our website and ecommerce functions, including upgrading the mobile experience and adding payment options.
•
We were featured in ABC News Report: “New Bioelectronic Technologies Could Signal the Future of Medicine” in January 2022.
•
ClearUP was named best sinus pain relief solution of 2021 by Global Health & Pharma Magazine in February 2022.
•
Our CEO spoke at high-profile events evangelizing bioelectronic medicine as a first-line therapeutic option for chronic disease, including Fortune Brainstorm Health and Neurotech Leaders’ Forum.
•
We successfully launched the rebranding of our website and related marketing materials and increased ClearUP sales price from $149.00 to $169.99.

In 2022, we have also invested in our product innovation and development programs as follows:

•
We advanced the collaboration with Mount Sinai School of Medicine Division of Rhinology and Skull Base Surgery on a sham-controlled clinical trial to evaluate a new bioelectronic approach to treating postoperative pain after sinus surgery. This 60-person randomized sham-controlled clinical trial is currently on-going.
•
We initiated development work related to a potential product candidate in migraine as follows:
o
Completed market studies to identify needs in the treatment of migraine
o
Identified multiple internal and external assets for device development
o
Identified clinical partner: Allergy & Asthma Associates of Santa Clara Valley Research Center
o
Developed a clinical trial protocol
•
We furthered our regulatory compliance through a formal re-certification audit by an external third party, BSI, and were found to be fully conforming to the ISO 13485 certification requirements leading to an extension of our certification.

•
We broadened our IP portfolio receiving one new issuance, bringing issued claims to 96. We also filed 4 additional Patent Cooperation Treaty (“PCT”) applications covering new indications.

In 2022, we have also strengthened our management team with key new hires, and we now have a core team of 16 individuals. We have intentionally maintained a small core team at this stage of the Company. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations. In connection with our IPO in November last year, we upgraded various aspects of the Company to align with public company standards.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(unaudited)
Revenue	$477	$277	$200	$1,432	$868	$564
Cost of sales	414	303	111	1,176	904	272
Gross profit (loss)	63	(26)	89	256	(36)	292
Operating expenses:
Research and development	399	175	224	1,295	565	730
Sales and marketing	487	450	37	2,291	1,095	1,196
General and administrative	1,761	578	1,183	4,512	1,645	2,867
Total operating expenses	2,647	1,203	1,444	8,098	3,305	4,793
Loss from operations	(2,584)	(1,229)	(1,355)	(7,842)	(3,341)	(4,501)
Other income (expense):
Interest income (expense)	1	(1,171)	1,172	1	(1,668)	1,669
Change in fair value of derivative liabilities	—	80	(80)	—	81	(81)
Other income (expense)	(1)	—	(1)	(1)	158	(159)
Total other income (expense)	—	(1,091)	1,091	—	(1,429)	1,429
Net loss	$(2,584)	$(2,320)	$(264)	$(7,842)	$(4,770)	$(3,072)

Revenue

Revenue is generated by the sale of our ClearUP and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. We currently sell directly to consumers through our own website, Amazon and Walmart. We also sell to major and specialty online retailers, such as BestBuy and FSAStore. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA-approved bioelectronic treatment for sinus pain and congestion. We expect our sales to continue to grow as we further our market penetration efforts and implement moderate price increases.

For the three months ended September 30, 2022, revenue increased by $200 thousand, or 72%, compared to the same period in 2021, primarily due to a 37% increase in unit sales. Unit sales in our direct-to-consumer channels increased 130%, while unit sales in our retail channels decreased by 31% due to the termination of less profitable reseller channels. Average sales price in our direct-to-consumer and reseller channels increased by 6% and 33%, respectively.

For the nine months ended September 30, 2022, revenue increased by $564 thousand, or 65%, compared to the same period in 2021, primarily due to a 37% increase in unit sales, with the majority from our direct-to-consumer channels. Unit sales in our direct-to-consumer channels increased by 146%, while unit sales in our retail channels decreased by 45% due to the termination of less profitable reseller channels. Average sales price in our direct-to-consumer and reseller channels increased by 2% and 23%, respectively.

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

For the three months ended September 30, 2022, cost of sales increased by $111 thousand, or 37%, compared to the same period in 2021, primarily driven by higher sales volume in 2022. Variable cost was $373 thousand, or $95.04 per unit, for the three months ended September 30, 2022, compared to $236 thousand, or $82.34 per unit, for the same period in 2021. The increase in the variable cost was primarily driven by a temporary price increase in several electronic components due to the well-documented global supply chain shortages, the purchase price variance for the quarter was approximately $26.02 per unit. Fixed cost was $41 thousand, or $10.48 per unit, for the three months ended September 30, 2022, compared to $67 thousand, or $23.40 per unit, for the same period in 2021. The decrease in the fixed cost was primarily due to higher sales volume absorbing the fixed costs.

For the nine months ended September 30, 2022, cost of sales increased by $272 thousand, or 30%, compared to the same period in 2021, primarily driven by higher sales volume in 2022. Variable cost was $1.0 million, or $85.49 per unit, for the nine months ended September 30, 2022, compared to $698 thousand, or $78.35 per unit, for the same period in 2021. The increase in the variable cost was primarily due to a temporary price increase in several electronic components during the third quarter due to the well-documented global supply chain shortages. Fixed cost was $134 thousand, or $11.01 per unit, for the nine months ended September 30, 2022, compared to $206 thousand, or $23.16 per unit, for the same period in 2021. The decrease in the fixed cost was primarily due to higher sales volume absorbing the fixed overhead costs.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to increase with future price increases, optimization of our product design and supply-chain, and increasing sales volume over which fixed and semi-fixed costs are allocated.

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

For the three months ended September 30, 2022, research and development expenses increased by $224 thousand compared to the same period in 2021.

For the nine months ended September 30, 2022, research and development expenses increased by $730 thousand compared to the same period in 2021.

The year-over-year increases for the three- and nine-months ended September 30, 2022 were primarily due to increased headcount and costs related to additional investments in product candidate research and design. The emphasis of research and development activities in 2022 has been primarily related to product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection. Activities in 2021 were primarily focused on seeking FDA approval for a second indication for our ClearUP product line.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase as we continue to expand our markets and distribution channels.

For the three months ended September 30, 2022, sales and marketing expenses increased by $37 thousand compared to the same period in 2021.

For the nine months ended September 30, 2022, sales and marketing expenses increased by $1.2 million compared to the same period in 2021.

The increases for both the three- and nine-months ended September 30, 2022 were due primarily to the expansion of our sales and marketing efforts, including (i) expanding advertising platforms; (ii) growing our social media presence; (iii) upgrading and optimizing ecommerce infrastructure, online/website design; and (iv) other marketing initiatives.

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

For the three months ended September 30, 2022, general and administrative expenses increased by $1.2 million compared to the same period in 2021, and was primarily attributable to $373 thousand of increased legal fees associated with the acquisition of Reliefband, $236 thousand in other consulting fees which included $84 thousand of fees associated with the acquisition of Reliefband, $218 thousand of increased personnel costs associated with increased headcount, $201 thousand of increased D&O insurance costs, $96 thousand of increased facilities and related costs associated with the relocation of the Company’s headquarters and $67 thousand of other fees and professional services that are required for public company standards.

For the nine months ended September 30, 2022, general and administrative expenses increased by $2.9 million compared to the same period in 2021, and was primarily attributable to $813 thousand of increased personnel costs associated with increased headcount, $469 thousand of increased legal fees which included $431 thousand of fees associated with the acquisition of Reliefband, $255 thousand in other consulting fees which included $84 thousand of fees associated with the acquisition of Reliefband, $609 thousand of increased D&O insurance costs, $363 thousand of increased facilities and related costs associated with the relocation of the Company’s headquarters and $349 thousand of other increased fees and professional services that are required for public company standards.

Other Income/Expense, Net

Other expense, net in 2021 consisted primarily of amortization of debt discount included in interest of $1.6 million, offset by $157 thousand of debt forgiveness associated with PPP loans. There were no similar expenses in the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2022, we have generated $4.0 million in revenue from product sales and have incurred operating losses and negative cash flows from our operations. As of September 30, 2022, we had cash and cash equivalents of $6.3 million, working capital of $5.6 million and an accumulated deficit of $27.4 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from the IPO in November 2021. In 2019, we sold an aggregate of 2,787,854 shares of our convertible preferred stock to accredited investors, generating net proceeds of $3.8 million and borrowings from convertible notes payables issued to investors in the amount of $1.7 million. In 2020, we borrowed $1.6 million by issuing convertible notes and issued notes payable to borrow $195 thousand. In November 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million. During the year ended December 31, 2021, we borrowed $2.6 million by issuing convertible notes payable. During the nine months ended September 30, 2022, we did not engage in any capital raising activities, other than through the sale of our products.

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

Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, continue research and development programs, complete development of new products, obtain regulatory approvals, launch and commercialize our products and comply with material government (including environmental) regulations. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of these financial statements.

Recent Developments

IPO

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

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates. We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

Proposed Reliefband Acquisition

On October 7, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among RB Buyer Co, LLC, a Delaware limited liability company (“Buyer”) and wholly-owned subsidiary of the Company, Reliefband, certain of Reliefband’s beneficial owners (the “Beneficial Owners”), and Shareholder Representative Services LLC, a Colorado limited liability company as representative of Reliefband and its Beneficial Owners. Pursuant to the Purchase Agreement, the Buyer agreed to purchase substantially all of the assets, and certain specified liabilities, of Reliefband that are used in connection with the development, manufacture, distribution, and sale of Reliefband’s electronic nerve stimulation devices for an aggregate cash purchase price of $33.5 million, subject to working capital adjustments as defined in the Purchase Agreement, less Reliefband transaction expenses and any indebtedness of Reliefband at Closing. Up to $1.5 million of the acquisition consideration is payable, at the election of the Buyer and the Company, in restricted common stock of the Company.

The closing of the acquisition is subject to certain conditions including, but not limited to (i) the absence of any material adverse effect with respect to the Reliefband business, (ii) receipt of third-party consents to the assignment of certain contracts, (iii) the completion of certain regulatory filings by Reliefband, and (iv) the Company’s consummation of a financing to fund the acquisition consideration. The Purchase Agreement may be terminated under specific circumstances, including, among others, by mutual written consent, in connection with a material breach of a party to the Purchase Agreement, or to the extent that the closing has not occurred by February 6, 2023. Pursuant to the terms of the Purchase Agreement, in the event the Purchase Agreement is terminated as a result of the Company’s failure to publicly file a Registration Statement on Form S-1 in connection with its financing to fund the purchase price, Buyer shall pay to Reliefband a breakup fee of $200 thousand within one (1) business day following the termination.

On October 26, 2022, the Company publicly filed a Form S-1 Registration Statement in connection with a proposed financing, the proceeds of which (if the offering is completed) are expected to be used by the Company to fund the purchase price of the Reliefband acquisition and the Company's operations. The S-1 Registration Statement has not been declared effective, remains subject to review by the SEC, and will need to be amended before the Company can commence an offering thereunder. There can be no assurances that the S-1 Registration Statement will be declared effective by the SEC in a timely basis, or ever, or that the Company will be able to raise sufficient capital to fund the Reliefband acquisition and the Company's operations.

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

As previously disclosed, we have encountered disruptions in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. We are continuing to evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in inflation) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions, such as the proposed acquisition of certain assets from Reliefband. If the Reliefband acquisition or other acquisitions are identified, a substantial portion of our cash reserves may be required to complete such acquisitions. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings. As discussed above, closing of the proposed Reliefband acquisition is contingent upon our ability to raise sufficient capital to fund the purchase price.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $27.4 million through September 30, 2022. We expect to incur additional losses in the future as we expand both our marketing and research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

As noted above, we filed a Form S-1 Registration Statement with the SEC on October 26, 2022, in connection with a proposed financing, the proceeds of which (if the offering is completed) are expected to be used by the Company to fund the purchase price of the Reliefband acquisition and the Company's operations. The S-1 Registration Statement has not been declared effective, remains subject to review by the SEC, and will need to be amended before the Company can commence an offering thereunder. There can be no assurances that the S-1 Registration Statement will be declared effective by the SEC in a timely basis, or ever, or that the Company will be able to raise sufficient capital to fund the Reliefband acquisition and its operations.

Our ability to grow sales revenue will depend on successfully executing a comprehensive marketing campaign to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

The timing and amount of our operating expenditures will depend largely on:

•
our ability to raise additional capital if and when necessary and on terms favorable to the Company;
•
the availability of electronic parts and other components for our products, as well as our ability to source such parts and components at favorable prices;
•
the timing and progress of sales initiatives driving top-line revenue;
•
the timing and adoption rate of ClearUP line extensions at lower cost of goods;
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
•
whether we close the proposed acquisition of Reliefband or other potential future strategic acquisition opportunities, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;
•
our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the cost and timing of additional regulatory approvals beyond those currently held by us;
•
our efforts to enhance operational systems and hire additional personnel, including personnel to support finance, sales, marketing, operations and development of our product candidates and satisfy our obligations as a public company; and
•
our efforts to maintain compliance with material government (including environmental) regulations.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash used in operating activities	$(6,692)	$(2,852)
Cash used in investing activities	(11)	—
Cash provided by financing activities	56	2,656
Net (decrease) increase in cash and cash equivalents	$(6,647)	$(196)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $6.7 million, which consisted primarily of a net loss of $7.8 million, decreased by non-cash charges of $415 thousand and a net change of $735 thousand in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $286 thousand and amortization of right-of-use assets of $122 thousand. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $813 thousand and a decrease in prepaids and other current assets of $462 thousand, offset by an increase in inventory of $332 thousand and a decrease in lease liabilities of $135 thousand.

Net cash used in operating activities for the nine months ended September 30, 2021 was $2.9 million, which consisted primarily of net loss of $4.8 million decreased by non-cash charges of $1.5 million and a net change of $461 thousand in our net operating assets. The non-cash charges primarily consisted of debt discount amortization of $1.6 million and stock-based compensation of $41 thousand offset by forgiveness of the PPP loan of $157 thousand and $81 thousand for the change in fair value of derivative liabilities. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.1 million offset by an increase in deferred offering costs of $555 thousand.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was related to the purchases of property and equipment. We had no investing activities during the nine months ended September 30, 2021.

Financing Activities

Our financing activities provided $56 thousand of cash during the nine months ended September 30, 2022, which consisted of proceeds from the exercise of stock options.

Our financing activities provided $2.7 million of cash during the nine months ended September 30, 2021, which consisted primarily of $2.6 million of proceeds from convertible notes payable borrowings and $62 thousand of proceeds from the exercise of stock options.

Known Trends or Uncertainties

As discussed elsewhere this Quarterly Report on Form 10‑Q, the world has been affected by the COVID‑19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty in human capital management (“HCM”). Inflation has risen, Federal

Reserve interest rates have increased recently, and the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending reparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. The pandemic and recent economic volatility have negatively impacted our business in various ways over the last two years, including, more recently, as a result of global supply chain constraints at least partially attributable to the pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID‑19 on our business in both the short and long-term. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

We are continuing to encounter disruptions in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. We have experienced increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and/or shortages of certain parts and supplies that are necessary components for our products. As a result, we are carrying increased inventory balances to ensure availability of necessary products and to secure pricing. Although we are seeing some recent improvement in the market place, uncertainty with respect to the availability of necessary products and supplies, as well as pricing thereof, remains. We are continuingly evaluating alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products at a reasonable price point. In the event that the price of our components increase significantly or we are unable source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed.

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

Inflation

Inflation has increased during the periods covered by this Quarterly Report on Form 10‑Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID‑19 and the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

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

Lease cost recorded during the nine months ended September 30, 2022 was $151 thousand. There were no similar lease costs in 2021 related to the noncancelable operating lease, as the lease was not in effect at that time.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not discussed in this section. There have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to sales return reserves, warranty reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors such as COVID‑19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

Information regarding our significant accounting policies and estimates can also be found in Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a 15(e) and 15d 15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

In connection with, and subsequent to, the consummation of our IPO, we have taken various steps to strengthen our internal controls over financial reporting, including, without limitation:

•
Hired a chief financial officer and a controller with significant public company finance and accounting experience, including applying GAAP technical accounting guidance;
•
Formed various committees of our board of directors, including an audit committee with at least one member who qualifies as an “audit committee financial expert,” as defined by SEC rules;
•
Engaged an independent registered public accounting firm to review our quarterly financial statements and audit our annual financial statements;
•
Hired a professional accounting outsource firm to support the Company’s accounting close and SEC reporting; and
•
Strengthened our internal policies cand procedures and hired a professional firm to support the Company's SOX 404(a) compliance program.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10‑Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2021 (the “Annual Report”), as updated by the risk factors starting on page 16 of that Registration Statement on Form S-1 filed by us with the SEC on October 26, 2022, each of which Risk Factors are incorporated in this Quarterly Report on Form 10-Q by reference, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report and Registration Statement on Form S-1, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act and the Registration Statement on Form S-1. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the nine months ended September 30, 2022.

Use of Proceeds

On November 10, 2021, our registration statement on Form S‑1 (File No. 333‑258411) was declared effective by the SEC for our initial public offering (“IPO”). At the closing of the offering on November 15, 2021, we sold 3,000,000 shares of common stock at an initial public offering price of $5.00 per share and received gross proceeds of $15.0 million, which resulted in net proceeds to us of approximately $12.8 million, after deducting underwriting discounts and commissions of $1.1 million, underwriter non-accountable expenses of $150 thousand, and underwriter offering-related transaction costs of $919 thousand. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. ThinkEquity LLC (“ThinkEquity”) acted as sole book-running manager for the offering.

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

As discussed elsewhere in this Quarterly Report on Form 10-Q, on October 7, 2022, we entered into the Purchase Agreement, pursuant to which we agreed to purchase substantially all of the assets, and certain specified liabilities, of Reliefband that are used in connection with the development, manufacture, distribution, and sale of Reliefband’s electronic nerve stimulation devices for an aggregate cash purchase price of $33.5 million, subject to working capital adjustments as defined in the Purchase Agreement, less Reliefband transaction expenses and any indebtedness of Reliefband at Closing. Up to $1.5 million of the acquisition consideration is payable, at the election of the Buyer and the Company, in restricted common stock of the Company. Closing of the acquisition remains subject to our ability to raise sufficient capital to fund the purchase price, amongst other conditions. It is possible that we may use a portion of the remaining net proceeds of the IPO to fund the purchase price of the proposed Reliefband acquisition and/or to pay costs incurred in connection with such proposed acquisition.

Except as set forth above, there has been no other material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 12, 2021, pursuant to Rule 424(b)(4).

Repurchases

The Company did not repurchase any of the Company's outstanding equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1†+	Asset Purchase Agreement dated October 7, 2022 by and among the Company, RB Buyer Co, LLC, Reliefband Technologies, LLC, Reliefband’s beneficial owners and the Shareholder Representative.	8-K	10/14/2022

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8‑K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8‑K	11/15/21

4.1	Specimen Stock Certificate.	S‑1/A	9/9/2021

4.2	Form of Representative’s Warrant.	S‑1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S‑1/A	10/29/2021

10.1†	Manufacturing Agreement, dated October 21, 2022, by and between Tivic Health Systems, Inc. and Microart Services Inc.	8-K	10/25/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

* Furnished herewith.

†

Certain confidential information contained in this document, marked by [***], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential

+

Schedules, exhibits, and similar supporting attachments or agreements to the Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on November 14, 2022.

Date: November 14, 2022	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Veronica Cai
Veronica Cai
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)