Form 10-Q
period 2023-03-31
Tivic Health Systems, Inc.
filed 2023-05-15
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

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

As of May 10, 2023, 29,677,734 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended March 31, 2023, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

March 31, 2023 and December 31, 2022

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5,167	$3,517
Accounts receivable, net	57	88
Inventory, net	943	863
Deferred offering costs	21	584
Prepaid expenses and other current assets	294	235
Total current assets	6,482	5,287
Property and equipment, net	104	12
Right-of-use assets, operating lease	481	523
Other assets	34	34
Total assets	$7,101	$5,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,094	$1,323
Other accrued expenses	297	373
Operating lease liability, current	182	163
Total current liabilities	1,573	1,859
Operating lease liability	323	367
Total liabilities	1,896	2,226
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 29,677,734 and 9,677,734 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	1
Additional paid in capital	36,960	33,271
Accumulated deficit	(31,758)	(29,642)
Total stockholders’ equity	5,205	3,630
Total liabilities and stockholders’ equity	$7,101	$5,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$376	$428
Cost of sales	263	358
Gross profit	113	70
Operating expenses:
Research and development	490	401
Sales and marketing	458	684
General and administrative	1,281	1,226
Total operating expenses	2,229	2,311
Loss from operations	(2,116)	(2,241)
Other income:
Interest income	—	1
Total other income	—	1
Net loss	$(2,116)	$(2,240)
Net loss per share - basic and diluted	$(0.11)	$(0.23)
Weighted-average number of shares - basic and diluted	20,122,178	9,715,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands except share and per share data)

For the Three Months Ended March 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	9,715,234	$1	$32,817	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	9,715,234	$1	$32,878	$(21,786)	$11,093

For the Three Months Ended March 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	9,677,734	$1	$33,271	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			20,000,000	2	3,410	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	29,677,734	$3	$36,960	$(31,758)	$5,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2023 and 2022

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,116)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	84	61
Depreciation	2	2
Amortization of right-of-use asset	42	40
Accounts receivable allowances	—	5
Changes is operating assets and liabilities:
Accounts receivable	31	(30)
Inventory	(80)	(18)
Prepaid expenses and other current assets	(59)	175
Accounts payable	(229)	(163)
Accrued expenses	(76)	36
Lease liabilities	(25)	(36)
Net cash used in operating activities	(2,426)	(2,168)
Cash flows from investing activities
Acquisition of property and equipment	(94)	(6)
Net cash used in investing activities	(94)	(6)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,191	—
Offering costs in advance of sale of common stock	(21)	—
Net cash provided by financing activities	4,170	—
Net increase (decrease) in cash and cash equivalents	1,650	(2,174)
Cash and cash equivalents
Beginning of period	3,517	12,975
End of period	$5,167	$10,801

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$195	$—
Deferred offering costs charged to additional paid-in-capital	$584	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”), was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation. Tivic is a commercial-stage health tech company advancing the field of bioelectronic medicine. Tivic’s patented technology platform leverages stimulation on the trigeminal, sympathetic, and vagus nerve structures. Tivic’s non-invasive and targeted approach to the treatment of inflammatory chronic health conditions is intended to give consumers and providers drug-free therapeutic solutions with high safety profiles, low risk, and broad applications. Tivic’s first commercial product, ClearUP, is an FDA approved, award-winning, handheld bioelectronic sinus device. ClearUP is clinically proven, doctor-recommended, and is available through online retailers and commercial distributors. The Company is headquartered in Hayward, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and March 31, 2022 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Certain reclassifications have been made to the prior year’s condensed statement of operations to conform to the current year presentation.

Going Concern Uncertainty

During the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $2.1 million and $2.2 million, respectively. At March 31, 2023, the Company had an accumulated deficit of $31.8 million. Cash and cash equivalents at March 31, 2023 were $5.2 million. During the three months ended March 31, 2023 and 2022, the Company had negative cash flows from operations of $2.4 million and $2.2 million, respectively. Management expects to incur substantial additional operating losses for the foreseeable future in order to continue its research and development programs and potentially launch new commercial products or product extensions of ClearUP. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of these financial statements.

The accompanying unaudited interim condensed financial statements have been prepared as if the Company will continue as a going concern. As noted above, the Company has experienced losses and negative cash flows from operations. The Company's working capital as of March 31, 2023 was approximately $4.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our technologies; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to establish collaborative arrangements; completion of any acquisitions or other strategic transactions; marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from existing as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, may require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan.

The Company recognizes it will need to raise additional capital to continue research and development, fund its planned operations, clinical trials and, if regulatory approval is obtained, commercialization of future products. We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash equivalents were $5.0 million and $3.1 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of March 31, 2023 and December 31, 2022, the allowance for credit losses balance was $0. Bad debt expense was not material in the three months ended March 31, 2023 and March 31, 2022. As of March 31, 2023 and December 31, 2022, the reserve for sales returns was $15 thousand and $19 thousand, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of both March 31, 2023 and December 31, 2022, the reserve for obsolescence was $0.

Deferred Financing Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering as other current assets. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt.

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

The Company sells its products through direct sales and resellers. Revenue is recognized when control of the promised goods is transferred to the customers or the resellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction.

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of each March 31, 2023 and December 31, 2022, the contract liability related to the Company’s deferred revenues approximated $2 thousand and is included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Product Revenue by Sales Channel	2023	2022
Product Revenue
Direct-to-consumer	$303	$370
Reseller	98	106
Return Reserves	(25)	(48)
Revenue	$376	$428

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in the three months ended March 31, 2023 and 2022 were $0 and $1 thousand, respectively.

Shipping costs for delivery of product to customers in the three months ended March 31, 2023 and 2022 were $15 thousand and $30 thousand, respectively.

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

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred. Additionally, the Company incurs costs related to periodic design changes to existing products. Such costs are not considered research and development expenses and are capitalized and amortized over the newly designed product's estimated life.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and money market account, both held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Despite recent concerns regarding the stability of certain banking institutions in the United States, management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $4.7 million and $3.0 million, respectively.

During 2023, the majority, or 75%, of the Company’s sales have been to individual consumers. As of March 31, 2023, the Company had three reseller customers whose accounts receivable balances each totaled more than 10% or more of the Company’s total accounts receivable (28%, 27% and 13%) compared with two such customers at December 31, 2022 (43% and 18%).

For the three months ended March 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (20%) compared to one customer for the three months ended March 31, 2022 (20%).

During 2023, we outsourced 100% of our contract manufacturing to vendors with locations in California and Canada.

The world has been affected by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, economic uncertainty in human capital management and certain other macroeconomic factors including climate change, recent uncertainty with respect to the banking systems in the United States, inflation, and rising interest rates. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements — Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02, (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses for certain types of financial instruments, including accounts receivable, among other changes. This guidance became effective for us on January 1, 2023. We determined the applicable assets impacted by the guidance to be our accounts receivable. We reviewed the acceptable methods for determining the expected credit losses and utilized the roll-rate method whereby expected credit losses are determined using historical trends in credit quality indicators such as delinquency risk ratings. The majority of our sales are to individual customers where payment is made at the time of purchase, thus no credit loss has been estimated. Our accounts receivable balances represent amounts due primarily from our resellers, which are large, well established companies. We have not experienced any credit losses from our current accounts receivable base in the past and estimate that we will have no credit losses based on the current account attributes. As of March 31, 2023, there have been no estimated credit losses recorded.

Recently Issued Accounting Pronouncements — Not Yet Adopted

There have been no recently issued accounting pronouncements that are applicable to the Company.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at March 31, 2023 and December 31, 2022 (in thousands):

As of March 31, 2023 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$4,993	$4,993	$4,993	$—	$—
Total assets	$4,993	$4,993	$4,993	$—	$—

As of December 31, 2022
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,074	$3,074	$3,074	$—	$—
Total assets	$3,074	$3,074	$3,074	$—	$—

Cash equivalents – Cash equivalents of $5.0 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the three months ended March 31, 2023 compared to the year ended December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2023 and the year ended December 31, 2022.

4. Inventory, net (in thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)
Raw materials	$817	$724
Work in process	7	23
Finished goods	119	116
Inventory at cost	943	863
Less reserve for obsolescence	—	—
Inventory, net	$943	$863

5. Commitments and Contingencies

Lease

In November 2021, the Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California to serve as its headquarters. The lease will expire in October 2025 and there is no option to renew for an additional term. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

The lease costs for each of the three months ended March 31, 2023 and 2022 were $50 thousand.

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2023 is shown below:

Remaining lease term (in years)	2.50
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $51 thousand and $46 thousand for the three months ended March 31, 2023 and 2022, respectively, which is included in operating activities in the statement of operations.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of March 31, 2023 are as follows (in thousands):

Fiscal Year
Remainder of 2023	$155
2024	210
2025	178
Total minimum lease payments	543
Less imputed interest	(38)
Present value of lease payments	$505

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

6. Preferred Stock

The Company’s board of directors is authorized, without action by its stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series, and to fix the voting rights, designations, powers, preferences, the relative, participating, optional or other special rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of any series of preferred stock that they may designate in the future. There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at March 31, 2023 and December 31, 2022.

7. Common Stock

On April 1, 2022, the Company exercised its right and repurchased 93,750 shares of unvested restricted common stock from an employee upon the employee’s termination of employment.

On February 13, 2023, the Company sold 20,000,000 shares of its common stock in an underwritten public offering at $0.25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million. The net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. In addition, pursuant to the Underwriting Agreement, the Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock, solely to cover over-allotments. This option expired in March 2023, and the underwriter did not exercise its option to purchase any additional shares prior to such expiration.

As of March 31, 2023, no dividends on common stock had been declared by the Company. At March 31, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2023	2022
Warrants to purchase common stock	1,272,680	272,680
Options issued and outstanding	1,223,850	1,268,850
Shares available for future stock option grants	960,268	456,381
Total	3,456,798	1,997,911

8. Common Stock Warrants

In July 2021, the Company entered into a consulting agreement, pursuant to which 50,000 warrants to purchase common stock were granted and an additional 50,000 warrants to purchase commvaon stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $1.04 per share and have a term of five years. The consulting agreement was effective as of February 2021, had an initial monthly fee of $5 thousand and a term of two years. The agreement was amended in May of 2022 to increase the monthly payment to $7.5 thousand. Currently, the agreement is automatically renewing on a month-to-month basis until terminated by either party. The warrant issuances are indexed to, and settled in, the Company’s own stock and were classified within stockholders’ equity.

In November 2021, the Company issued warrants to purchase 172,680 shares of common stock to designees of ThinkEquity, the underwriter of the IPO. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $6.25 per share and have a term of five years. The warrant issuances are indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

In February 2023, the Company issued warrants to purchase 1,000,000 shares of common stock to designees of ThinkEquity, the underwriter of the underwritten public offering of 20,000,000 shares of Company common stock that closed in February 2023. The designees paid an aggregate of $0.1 thousand for the warrants. The warrants may be exercised at any time on or after August 7, 2023, have an exercise price of $0.3125 per share, and have a term of four years commencing 180 days following the commencement of sales in the offering. The warrant issuances were indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

The Company estimated the value of the warrants in February 2023 using the Black-Scholes options valuation model. The fair value of the warrants of $195 thousand was recognized as issuance costs of the common stock issued in the underwritten public offering and was classified within stockholders' equity.

The fair value of the warrants issued in 2023 was estimated on the date of grant using the following assumptions:

2023
Expected life (in years)	4.0
Expected volatility	123.9%
Risk-free interest rate	4.075%
Dividend yield	0%

A summary of the Company’s outstanding warrants as of March 31, 2023 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	50,000	$1.04	July 1, 2026
Common Stock	50,000	$1.04	November 15, 2026
Common Stock	172,680	$6.25	November 10, 2026
Common Stock	1,000,000	$0.3125	August 9, 2027

9. Equity Incentive Plans

In 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”).

On November 10, 2021, the 2017 Plan terminated and was replaced by the 2021 Plan (defined below), and future issuances of incentive instruments will be made under and governed by the 2021 Plan. To the extent that outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance.

In 2021, the Company adopted its 2021 Equity Incentive Plan (“2021 Plan”). Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined at the time of grant by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan. Stock Purchase Rights and Restricted Stock Units (“RSUs”) may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the relevant option agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2023, 483,887 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2022).

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

As of March 31, 2023, there were 960,268 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the three months ended March 31, 2023:

	Outstanding	Exercisable
January 1, 2023	1,268,850	357,215
Granted	—	—
Vested	—	129,320
Canceled or expired	(45,000)	(25,000)
Exercised	—	—
March 31, 2023	1,223,850	461,535

The weighted-average exercise price as of March 31, 2023 for stock options outstanding and stock options exercisable was $2.05 and $1.87, respectively. The weighted average remaining contractual life as of March 31, 2023 for stock options outstanding and stock options exercisable was 7.55 and 6.93 years, respectively.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$31	$20
Sales and marketing	2	1
General and administrative	51	40
Total stock-based compensation	$84	$61

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Three Months Ended
	March 31,
	2023	2022
Warrants to purchase common stock	1,272,680	272,680
Common stock options issued and outstanding	1,223,850	1,050,969
Total	2,496,530	1,323,649

11. Subsequent Events

We have evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q, as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10‑Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, each of which Risk Factors are incorporated in this Quarterly Report on Form 10-Q by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Overview

Tivic is a bioelectronic medicine company developing and commercializing drug-free treatments for various diseases and conditions. Bioelectronic medicine, also referred to as electroceuticals or neuromodulation, is the treatment of disease and conditions by preferentially activating electrical functions of the body to modify central or peripheral nerve activity. ClearUP is our first commercial product, and is FDA-approved for the treatment of sinus pain and congestion. It has also been granted a CE-Mark as a medical device for the treatment of sinus pain, pressure and congestion. ClearUP is currently sold in the U.S. directly to consumers on various platforms and through reseller channels. The Company has also recently announced the expansion of its intellectual property (“IP”) portfolio and research programs related to vagus nerve stimulation to expand its applications in non-invasive bioelectronic medicine.

Bioelectronic medicine is an emerging, multiple billion-dollar market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development of our proprietary technology platform to provide noninvasive, drug free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sale in the U.S. for the two FDA-approved indications noted above and has a CE Mark, which covers a third indication (sinus pressure) and gives us commercial access to European Union Member states and certain other countries. We currently sell directly to consumers online through our own website, Amazon, and Walmart in addition to wholesale via major and specialty retailers, such as BestBuy, Sharper Image, FSAStore, and others.

Business Updates

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

On February 13, 2023, the Company sold 20,000,000 shares of its common stock in firm commitment underwritten public offering at $0.25 per share, resulting in gross proceeds to the Company of $5.0 million. Net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued designees of the underwriter warrants to purchase an aggregate of 1,000,000 shares of common stock (the “Representative’s Warrants”), representing 5.0% of the aggregate shares sold in the offering. The Representative’s Warrants have an initial exercise price of $0.3125 per share, will be exercisable for a four-year period commencing 180 days following the commencement of sales in the offering, and provide the holders thereof with certain piggyback and demand registration rights. The securities sold were registered pursuant to the registration statement on Form S-1 (File No. 333-268010), which was declared effective by the SEC on February 8, 2023.

In Q1 2023, we advanced our commercial roadmap as follows:

•
We completed cost of manufacturing improvements to increase gross margins, enabling us to sell profitably through a broader range of channels.
•
We initiated implementation of a B2B portal, which was subsequently launched in Q2 2023, and began building the sales pipeline for wholesale distribution.
•
We invested in product improvements to enhance customer experience and support cost-effective product line expansion.
•
We completed a significant market study identifying unmet needs across a range of inflammatory conditions related to sleep, headaches, migraine, and allergies, among other symptoms that afflict over 85 million consumers in the U.S.
•
Based on that market study, we completed a product versioning plan to target additive market segments with greater willingness to pay (higher price tolerance) and greater likelihood to purchase.
•
We completed brand marketing improvements to increase perceived customer value, in preparation for price increases implemented in Q2 2023.
•
We obtained a successful recertification of ISO 13485 Quality Management System and the European Medical Device CE-Mark.

We invested in research and development (“R&D”) programs as follows:

•
We continued expanding our IP portfolio, receiving one new issuance and filing application, as well as four additional Patent Cooperation Treaty (“PCT”) applications covering new indications.
•
We continued our collaboration with a renowned international hospital that leads in scientific training, biomedical research, and patient care on a sham-controlled clinical trial to evaluate a new bioelectronic approach to treating postoperative pain after sinus surgery. This 60-person randomized sham-controlled clinical trial is currently on-going and the post-operative pain clinical study has now been expanded to include Otolaryngology and Facial Plastic Surgery patients. This study aims to investigate the potential benefits of a drug-free alternative to traditional post-operative pain management methods, with an opportunity to reduce dependence on opioids.
•
As part of expanding our bioelectronic portfolio to fight disease and increase vibrancy of life, we announced a partnership with The Feinstein Institute for Medical Research to complete a pilot study to test the novel non-invasive bioelectronic approach to vagus nerve stimulation. Preceding the start of the program, we filed a patent application for a novel approach to non-invasive vagus nerve stimulation.

In recognition of our role advancing bioelectronic medicine, Tivic was named to Fast Company’s annual list of the World’s Most Innovative Companies 2023 in the Medical Device Category, and the company was named the Most Pioneering Bioelectronic Medicine Company by Global Health & Pharma Magazine.

In 2023, we are focused on targeting higher value market segments with stronger return on investment (“ROI”) while continuing our R&D push targeting life-threatening or irreversibly debilitating human diseases or conditions that have high costs and could benefit from more effective, patient-centric therapeutic solutions.

We intend to more selectively invest in our clinical work, marketing, e-commerce distribution infrastructure as follows:

•
Targeting the identified incremental market segments with unmet needs and high willingness to pay.

•
Increasing retail price to drive increased gross margins.

•
Optimizing our marketing investment to focus on higher return on ad spending (“ROAS”) and ROI.
•
Broadening our distribution with large commercial contracts to penetrate pharmacies and medical practices.
•

Strategically broadening our intellectual property portfolio, which currently consists of five issued U.S. patents, 96 claims, and 20 pending patents in the U.S. and abroad.

Tivic has proven its ability to innovate by combining science and technology with its expertise in neuroimmunology, medical device product development, and regulatory affairs. As shared in our recent announcements about our provisional patent targeting the vagus nerve and our partnership with The Feinstein Institute, we are beginning to focus our internal research and external evaluation of licensing, partnerships and strategic transactions into life-threatening or irreversibly debilitating human diseases or conditions that have high costs and could benefit from more effective, patient-centric therapeutic solutions.

Operational Updates

On October 21, 2022, the Company entered into a Manufacturing Agreement (the “Microart Agreement”) with Microart Services Inc. (“Microart”). Pursuant to the Microart Agreement, Microart will manufacture, on a non-exclusive basis, certain components and sub-assemblies (collectively, “Products”) of the Company’s current and future products. On November 25, 2022, we entered into a Fulfillment Services Agreement (the “ALOM Agreement”) with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States.

As a result of both the Microart and ALOM Agreements signed within the fourth quarter of 2022, we have significantly reduced the cost per unit for the existing ClearUP product in the first quarter of 2023. We expect that the remainder of the ClearUp products previously built under the higher cost structure should sell through in early second quarter 2023, resulting in continued reduction of cost of goods sold as a percentage of revenue.

Team Updates

On April 28, 2023, Veronica Cai resigned from her role as Chief Financial Officer of the Company, and Kimberly Bambach was appointed as interim Chief Financial Officer. Additionally, during the first quarter of 2022, we engaged Christina Valauri as a strategic advisor to our board of directors.

We have continued to strengthen our management team with key new additions. However, we intentionally maintain a small core team at this stage of the Company. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Revenue	$376	$428	$(52)
Cost of sales	263	358	(95)
Gross profit	113	70	43
Operating expenses:
Research and development	490	401	89
Sales and marketing	458	684	(226)
General and administrative	1,281	1,226	55
Total operating expenses	2,229	2,311	(82)
Loss from operations	(2,116)	(2,241)	125
Other income:
Interest income	—	1	(1)
Total other income	—	1	(1)
Net loss	$(2,116)	$(2,240)	$124

Revenue

Revenue is currently generated through the sale of our ClearUP device and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. Sales are currently made directly to consumers online through our own website, Amazon and Walmart. We also sell to major and specialty retailers, such as BestBuy, SharperImage and FSAStore. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA-approved bioelectronic treatment for sinus pain and congestion.

For the three months ended March 31, 2023, revenue decreased by $52 thousand, or 12%, compared to the same period in 2022, primarily due to a 27% decrease in unit sales, offset by a 17% increase in the per unit average sales price. Unit sales in our direct-to-consumer channels decreased 34%, while unit sales in our retail channels decreased by 9%. Average sales price in our direct-to-consumer and reseller channels increased by 23.6% and 4.8%, respectively.

We expect some variability in sales due to reduction in marketing spend and price point positioning for target markets, with the net impact resulting in a higher gross profit and lower loss from operations.

Cost of Sales

Cost of sales consists primarily of the materials and services to manufacture our products, the internal personnel costs to oversee manufacturing and supply chain functions, and the shipment of goods to customers. A significant portion of our cost of sales is currently in fixed and semi-fixed expenses associated with the management of manufacturing and supply chain. Cost of sales is expected to increase on an absolute basis as sales volume increases. However, cost of sales is expected to continue to decrease as a proportion of revenue with (i) the optimization of our supply chain, including the new Microart and ALOM partnerships, and (ii) the allocation of fixed and semi-fixed expenses over increasing unit sales volume over time.

For the three months ended March 31, 2023, cost of sales decreased by $95 thousand, or 27%, compared to the same period in 2022, primarily driven by lower cost per unit and the decrease in sales volume. Variable cost was $192 thousand, or $69.81 per unit, for the three months ended March 31, 2023, compared to $310 thousand, or $81.93 per unit, for the same period in 2022. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $71 thousand, or $25.61 per unit, for the three months ended March 31, 2023, compared to $48 thousand, or $12.57 per unit, for the same period in 2022. The increase in the fixed cost was primarily due to lower sales volume to absorb the costs.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to increase with future price increases, optimization of our supply-chain and product design, and increasing sales volume over which fixed and semi-fixed costs are allocated.

Although we currently do not anticipate a supply shortage in the near term, we continue to maintain relationships with and monitor alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in inflation and other economic factors) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred to conduct research, including the discovery, development and validation of product candidates. Research and development expenses include personnel costs, including stock-based compensation expense, third-party contractor services, including development and testing of prototype devices, and maintenance of limited in-house research facilities. We expense research and development costs as they are incurred. We expect research and development expenses to increase with the discovery, development and validation of new product candidates.

For the three months ended March 31, 2023, research and development expenses increased by $89 thousand compared to the same period in 2022. The increase was primarily due to increased headcount and related costs. The emphasis of research and development activities in 2023 has been primarily related to a large segmentation study to identify additional incremental market segments with high willingness to pay, product design in our next generation device, as well as enhancement of our intellectual property protection. Activities in 2022 were primarily focused on product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase as we continue to expand our markets and distribution channels.

For the three months ended March 31, 2023, sales and marketing expenses decreased by $226 thousand compared to the same period in 2022. The decrease was due primarily to more targeted sales and marketing efforts while bringing new distribution partners online and managing seasonal variability.

General and Administrative Expenses

General and administrative expenses include D&O insurance, personnel costs, expenses for outside professional services and other expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Outside professional services consist of legal, finance, accounting and audit services, and other consulting fees. We expect to continue to look for ways to reduce our general and administrative expenses incurred as a result of our public company status.

For the three months ended March 31, 2023, general and administrative expenses increased by $55 thousand compared to the same period in 2022. The overall increase was primarily attributable to an increase of $72 thousand in personnel costs associated with increased headcount, offset by decreases in other overhead costs.

Other Income, Net

Other income, net consists of interests income on money market funds.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of March 31, 2023, we had cash and cash equivalents of $5.2 million, working capital of $4.9 million and an accumulated deficit of $31.8 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered public offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 20,000,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million.

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

Recent Developments

On February 1, 2023, we filed a Form S-3 universal shelf registration statement (the “Shelf Registration Statement”) with the SEC, which was declared effective on February 8, 2023. The Shelf Registration Statement permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock, debt securities, warrants, subscription rights, or any combination of such securities, for proceeds in an aggregate amount of up to $100 million, subject to limitations on the amount of securities we may sell in any twelve-month period. We have not yet raised any proceeds from the sale of securities under the Shelf Registration Statement. The Shelf Registration Statement will expire on February 1, 2026.

On February 8, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“ThinkEquity”), as representative of the underwriters, pursuant to which, on February 13, 2023, we issued and sold to ThinkEquity in a firm commitment underwritten public offering, 20,000,000 shares of our common stock at a public offering price of $0.25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million and net proceeds to the Company of $3.6 million.

Additionally, pursuant to the Underwriting Agreement, on February 13, 2023, we issued designees of ThinkEquity warrants to purchase an aggregate of 1,000,000 shares of common stock (the “Representative’s Warrants”), representing 5.0% of the aggregate shares sold in the offering, as partial consideration for services rendered in connection with the offering. The Representative’s Warrants have an initial exercise price of $0.3125 per share, will be exercisable for a four-year period commencing 180 days following the commencement of sales in the offering, and provide the holders thereof with certain piggyback and demand registration rights.

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

After completion of the first quarter of 2023, on April 28, 2023, Ms. Cai resigned from her role as Chief Financial Officer of the Company. As a result of Ms. Cai's resignation, the employment agreement between the Company and Ms. Cai, dated April 1, 2022 (the “Cai Employment Agreement”), terminated, effective April 28, 2023 (the “Separation Date”). In connection with her resignation, subject to her execution and non-revocation of a waiver and release of claims agreement, Ms. Cai will be entitled to receive a lump sum cash payment of $125,000, less applicable withholdings, following the Separation Date.

On April 28, 2023, Ms. Bambach was appointed as interim Chief Financial Officer of the Company. Ms. Bambach has been retained to provide such services as a non-employee consultant of the Company. In connection with her appointment as interim Chief Financial Officer, the Company expects that it will enter into an indemnification agreement as well as a consulting agreement with Ms. Bambach that will set forth the terms and conditions of her engagement. The Company will pay Ms. Bambach $200 per hour for services provided in her capacity as interim Chief Financial Officer.

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund development of our product candidates, marketing and advertising for ClearUP, and general operations. We expect that our operating expenses will increase as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We expect to continue to incur significant losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will generate revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $31.8 million through March 31, 2023. We expect to incur additional losses in the future as we expand our sales, marketing, and research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently generate sales revenue direct-to-consumer though our own websites, Amazon.com and Walmart.com and have recently started to expand our wholesale distribution channels. Our ability to grow sales revenue will depend on successfully executing targeted marketing campaigns to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,426)	$(2,168)
Cash used in investing activities	(94)	(6)
Cash provided by financing activities	4,170	—
Net increase (decrease) in cash and cash equivalents	$1,650	$(2,174)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $2.4 million, which consisted primarily of a net loss of $2.1 million, decreased by non-cash charges of $128 thousand and a net decrease of $438 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $84 thousand and amortization of right-of-use assets of $42 thousand. The change in our net operating assets and liabilities was primarily due to an decrease in accounts payable and accrued expenses of $305 thousand, offset by an increase of $80 thousand in inventory and $59 thousand in prepaids and other current assets.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 and 2022 was related to the purchases of property and equipment.

Financing Activities

Our financing activities provided $4.2 million of cash during the three months ended March 31, 2023, which consisted primarily of proceeds from the sale of 20,000,000 shares of our common stock, net of offering discounts and other costs.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world has been affected by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Additionally, there has been significant concern regarding the stability of the banking systems in the United States, in particular with respect to regional banks. Further, climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. The pandemic and recent economic volatility have negatively impacted our business in various ways over the last two years. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as further supply chain interruptions. Russian military actions and the resulting sanctions that have been imposed by the United States and other countries could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We are continuing to monitor the situation and assessing its potential impact on our business.

Additionally, in March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which has created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

Inflation

Inflation has increased recently and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

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

Lease cost recorded during the each of the three month periods ended March 31, 2023 and 2022 was $50 thousand.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. There have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to sales return reserves, warranty reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our interim Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a 15(e) and 15d 15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not sell any unregistered equity securities during the three months ended March 31, 2023.

Use of Proceeds

On November 10, 2021, our registration statement on Form S-1 (File No. 333-258411) was declared effective by the Commission for our initial public offering (“IPO”). The proceeds raised in the IPO have been exhausted, and there were no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the Commission on November 12, 2021, pursuant to Rule 424(b)(4).

Repurchases

The Company did not repurchase any of the Company's outstanding equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8‑K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8‑K	11/15/21

4.1	Specimen Stock Certificate.	S‑1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S‑1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S‑1/A	10/29/2021

4.4	Form of Representative's Warrant (February 2023 Offering).	8-K	2/13/2023

10.1	Underwriting Agreement, dated February 8, 2023.	8-K	10/25/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	8-K	2/13/2023

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
**

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on May 15, 2023.

Date: May 15, 2023	By:	/s/ Jennifer Ernst
Jennifer Ernst

Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Kimberly Bambach

Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)