Form 10-Q
period 2023-06-30
Tivic Health Systems, Inc.
filed 2023-08-14
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

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

As of August 10, 2023, 146,600,734 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

June 30, 2023 and December 31, 2022

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$2,659	$3,517
Accounts receivable, net	13	88
Inventory, net	988	863
Deferred offering costs	65	584
Prepaid expenses and other current assets	275	235
Total current assets	4,000	5,287
Property and equipment, net	124	12
Right-of-use assets, operating lease	438	523
Other assets	34	34
Total assets	$4,596	$5,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$831	$1,323
Other accrued expenses	144	373
Operating lease liability, current	185	163
Total current liabilities	1,160	1,859
Operating lease liability	275	367
Total liabilities	1,435	2,226
Commitments and contingencies (See Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 29,677,734 and 9,677,734 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	1
Additional paid in capital	37,041	33,271
Accumulated deficit	(33,883)	(29,642)
Total stockholders’ equity	3,161	3,630
Total liabilities and stockholders’ equity	$4,596	$5,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$161	$528	$537	$956
Cost of sales	100	403	363	760
Gross profit	61	125	174	196
Operating expenses:
Research and development	468	497	958	898
Sales and marketing	452	1,125	910	1,809
General and administrative	1,266	1,521	2,547	2,747
Total operating expenses	2,186	3,143	4,415	5,454
Loss from operations	(2,125)	(3,018)	(4,241)	(5,258)
Net loss	$(2,125)	$(3,018)	$(4,241)	$(5,258)
Net loss per share - basic and diluted	$(0.07)	$(0.32)	$(0.17)	$(0.55)
Weighted-average number of shares - basic and diluted	29,677,734	9,621,484	24,926,353	9,668,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(in thousands except share and per share data)

For the Three and Six Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	9,715,234	$1	$32,817	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	9,715,234	$1	$32,878	$(21,786)	$11,093
Repurchase of restricted common stock	—	$—	(93,750)	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,018)	(3,018)
Balances at June 30, 2022	—	$—	9,621,484	$1	$32,990	$(24,804)	$8,187

For the Three and Six Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	9,677,734	$1	$33,271	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			20,000,000	2	3,410	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	29,677,734	$3	$36,960	$(31,758)	$5,205
Stock-based compensation expense	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(2,125)	(2,125)
Balances at June 30, 2023	—	$—	29,677,734	$3	$37,041	$(33,883)	$3,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2023 and 2022

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,241)	$(5,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	165	173
Depreciation	6	4
Amortization of right-of-use asset	85	80
Changes is operating assets and liabilities:
Accounts receivable	75	—
Inventory	(125)	(404)
Prepaid expenses and other current assets	(40)	395
Accounts payable	(492)	1,126
Accrued expenses	(229)	26
Lease liabilities	(70)	(77)
Other assets	—	15
Net cash used in operating activities	(4,866)	(3,920)
Cash flows from investing activities
Acquisition of property and equipment	(118)	(6)
Net cash used in investing activities	(118)	(6)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,191	—
Offering costs in advance of sale of common stock	(65)	—
Net cash provided by financing activities	4,126	—
Net increase (decrease) in cash and cash equivalents	(858)	(3,926)
Cash and cash equivalents
Beginning of period	3,517	12,975
End of period	$2,659	$9,049

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$195	$—
Deferred offering costs charged to additional paid-in-capital	$584	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation. Tivic is a commercial-stage health tech company advancing the field of bioelectronic medicine. Tivic’s patented technology platform leverages stimulation on the trigeminal, sympathetic, and vagus nerve structures. Tivic’s non-invasive and targeted approach to the treatment of inflammatory chronic health conditions is intended to give consumers and providers drug-free therapeutic solutions with high safety profiles, low risk, and broad applications. Tivic’s first commercial product, ClearUP, is an FDA approved, award-winning, handheld bioelectronic sinus device. ClearUP is clinically proven, doctor-recommended, and is available through online retailers and commercial distributors. The Company is headquartered in Hayward, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and June 30, 2022, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

Going Concern Uncertainty

During the six months ended June 30, 2023 and 2022, the Company incurred a net loss of $4.2 million and $5.3 million, respectively. At June 30, 2023, the Company had an accumulated deficit of $33.9 million. Cash and cash equivalents at June 30, 2023 were $2.7 million. During the six months ended June 30, 2023 and 2022, the Company had negative cash flows from operations of $4.9 million and $3.9 million, respectively. Management expects to incur substantial additional operating losses for the foreseeable future in order to continue its research and development programs and potentially launch new commercial products or product extensions of ClearUP. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of these financial statements.

The accompanying unaudited interim condensed financial statements have been prepared as if the Company will continue as a going concern. As noted above, the Company has experienced losses and negative cash flows from operations. The Company's working capital as of June 30, 2023 was approximately $2.8 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

The Company recognizes it will need to raise additional capital to continue research and development and to fund its planned operations, clinical trials and, if regulatory approval is obtained, commercialization of future products. We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents totaled $2.7 million and $3.5 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of both June 30, 2023 and December 31, 2022, the allowance for credit losses balance was $0. Bad debt expense was not material in the three or six months ended June 30, 2023 and June 30, 2022. As of June 30, 2023 and December 31, 2022, the reserve for sales returns was $7 thousand and $19 thousand, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of both June 30, 2023 and December 31, 2022, the reserve for obsolescence was $0.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of June 30, 2023 and December 31, 2022, the contract liability related to the Company’s deferred revenues approximated $1 thousand and $2 thousand, respectively, and is included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Revenue by Sales Channel	2023	2022	2023	2022
Product Revenue
Direct-to-consumer	$171	$534	$474	$904
Reseller	11	65	109	171
Return Reserves	(21)	(71)	(46)	(119)
Revenue	$161	$528	$537	$956

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in both the three and six months ended June 30, 2023 were $0 and for the three and six months ended June 30, 2022 were $1 and $2 thousand, respectively.

Shipping costs for delivery of product to customers in the three and six months ended June 30, 2023 were $7 thousand and $22 thousand, respectively, and for the three and six months ended June 30, 2022 were $34 thousand and $64 thousand, respectively.

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

Net Loss per Common Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Diluted net loss per share is computed similar to basic net loss per share, except that the denominator is increased to include the number of additional shares for the potential dilutive effects of warrants, convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method, or the two-class method, whichever is more dilutive. For all periods presented, basic and diluted net loss per share is the same, as inclusion of any additional share equivalents would be anti-dilutive.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and money market account, both held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Despite recent concerns regarding the stability of certain banking institutions in the United States, management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $2.2 million and $3.0 million, respectively.

During 2023, the majority, or 81%, of the Company’s sales have been to individual consumers. As of June 30, 2023, the Company had one reseller customer whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable (97%) compared with two such customers at December 31, 2022 (43% and 18%).

For the three months ended June 30, 2023, the Company had no customer who individually accounted for 10% or more of the Company’s total revenue. For the three months ended June 30, 2022, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (13%).

For the six months ended June 30, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (16%) compared to one customer for the six months ended June 30, 2022 (13%).

During 2023, we outsourced 100% of our contract manufacturing to vendors with locations in California and Canada.

The world has been affected by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, economic uncertainty in human capital management and certain other macroeconomic factors including climate change, recent uncertainty with respect to the banking systems in the United States, inflation, and rising interest rates. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements — Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses for certain types of financial instruments, including accounts receivable, among other changes. This guidance became effective for us on January 1, 2023. We determined the applicable assets impacted by the guidance to be our accounts receivable. We reviewed the acceptable methods for determining the expected credit losses and utilized the roll-rate method whereby expected credit losses are determined using historical trends in credit quality indicators such as delinquency risk ratings. The majority of our sales are to individual customers where payment is made at the time of purchase, thus no credit loss has been estimated. Our accounts receivable balances represent amounts due primarily from our resellers, which are large, well established companies. We have not experienced any credit losses from our current accounts receivable base in the past and estimate that we will have no credit losses based on the current account attributes. As of June 30, 2023, there have been no estimated credit losses recorded.

Recently Issued Accounting Pronouncements — Not Yet Adopted

There have been no recently issued accounting pronouncements that are applicable to the Company.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at June 30, 2023 and December 31, 2022 (in thousands):

As of June 30, 2023 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$2,171	$2,171	$2,171	$—	$—
Total assets	$2,171	$2,171	$2,171	$—	$—

As of December 31, 2022
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,074	$3,074	$3,074	$—	$—
Total assets	$3,074	$3,074	$3,074	$—	$—

Cash equivalents – Cash equivalents of $2.2 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the six months ended June 30, 2023 compared to the year ended December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2023 and the year ended December 31, 2022.s

4. Inventory, net (in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$853	$724
Work in process	9	23
Finished goods	126	116
Inventory at cost	988	863
Less reserve for obsolescence	—	—
Inventory, net	$988	$863

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

Lease costs for the three and six months ended June 30, 2023 were $50 thousand and $101 thousand, respectively, and for the three and six months ended June 30, 2022 were $51 thousand and $101 thousand, respectively.

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2023 is shown below:

Remaining lease term (in years)	2.25
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $52 thousand and $50 thousand for the three months ended June 30, 2023 and 2022, respectively, which is included in operating activities in the statement of operations. Cash paid for amounts included in the measurement of operating lease liabilities were $103 thousand and $88 thousand for the six months ended June 30, 2023 and 2022, respectively, which is included in operating activities in the statement of operations.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of June 30, 2023 are as follows (in thousands):

Fiscal Year
Remainder of 2023	$103
2024	210
2025	178
Total minimum lease payments	491
Less imputed interest	(31)
Present value of lease payments	$460

Fulfillment Service Agreement

On November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”) with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States. During the term of the ALOM Agreement, ALOM shall provide the services in accordance with purchase orders issued by us from time to time. The consideration payable by us to ALOM for services rendered under the ALOM Agreement will be calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, we became subject to a $25 thousand minimum monthly purchase requirement. The ALOM Agreement has a three-year initial term, with automatic annual renewals, and may be terminated for convenience by either party upon sixty days written notice to the other party.

Contingencies

From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

6. Preferred Stock

The Company’s board of directors is authorized, without action by its stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series, and to fix the voting rights, designations, powers, preferences, the relative, participating, optional or other special rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of any series of preferred stock that they may designate in the future. There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at June 30, 2023 and December 31, 2022.

7. Common Stock

On April 1, 2022, the Company exercised its right and repurchased 93,750 shares of unvested restricted common stock from an employee upon the termination of such employee's employment by the Company.

On February 13, 2023, the Company sold 20,000,000 shares of its common stock in an underwritten public offering at a price of $0.25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million. The net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. In addition, pursuant to the underwriting agreement entered into in connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock, solely to cover over-allotments. This option expired in March 2023, and the underwriter did not exercise its option to purchase any additional shares prior to such expiration.

As of June 30, 2023, no dividends on common stock had been declared by the Company. At June 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2023	2022
Warrants to purchase common stock	1,272,680	272,680
Options issued and outstanding	1,643,469	1,268,850
Shares available for future stock option grants	540,649	456,381
Total	3,456,798	1,997,911

8. Common Stock Warrants

In July 2021, the Company entered into a consulting agreement, pursuant to which 50,000 warrants to purchase common stock were granted and an additional 50,000 warrants to purchase common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $1.04 per share and have a term of five years. The consulting agreement was effective as of February 2021, had an initial monthly fee of $5 thousand and a term of two years. The agreement was amended in May of 2022 to increase the monthly payment to $7.5 thousand. Currently, the agreement is automatically renewing on a month-to-month basis until terminated by either party. The warrant issuances are indexed to, and settled in, the Company’s own common stock and were classified within stockholders’ equity.

In November 2021, the Company issued warrants to purchase 172,680 shares of common stock to designees of ThinkEquity LLC, the underwriter of the IPO. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $6.25 per share and have a term of five years. The warrant issuances are indexed to and settled in the Company’s own common stock and were classified within stockholders’ equity.

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

The fair value of the warrants issued in February 2023 was estimated on the date of grant using the following assumptions:

2023
Expected life (in years)	4.0
Expected volatility	123.9%
Risk-free interest rate	4.075%
Dividend yield	0%

A summary of the Company’s outstanding warrants as of June 30, 2023 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	50,000	$1.04	July 1, 2026
Common Stock	50,000	$1.04	November 15, 2026
Common Stock	172,680	$6.25	November 10, 2026
Common Stock	1,000,000	$0.3125	August 9, 2027

9. Equity Incentive Plans

In 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”).

On November 10, 2021, the 2017 Plan terminated and was replaced by the 2021 Plan (defined below), and future issuances of incentive instruments will be made under and governed by the 2021 Plan. Outstanding awards issued under the 2017 Plan will remain subject to the terms and conditions of the 2017 Plan, provided that to the extent that outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance.

In 2021, the Company adopted its 2021 Equity Incentive Plan (“2021 Plan”). Options granted under the 2021 Plan may be incentive stock options or non-statutory stock options, as determined at the time of grant by the Compensation Committee of the Company’s board of directors, which is responsible for administering the 2021 Plan. Stock purchase rights and restricted stock units may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the relevant option agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2023, 483,887 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2022. Immediately after the automatic increase on January, 1, 2023, there were 940,268 shares of common stock available for issuance under the 2021 Plan.

In the case of an incentive stock option (i) granted to an employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the exercise price shall be no less than 110% of the fair market value per share on the date of grant; (ii) granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non-statutory stock option (i) granted to an employee who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the exercise price shall be no less than 110% of the fair market value per share on the date of grant; (ii) granted to any other service provider, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Notwithstanding the foregoing, options may be granted with a per share exercise price other than as required above pursuant to a merger or other corporate transaction.

The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares upon termination shall be subject to repurchase by the Company at the original exercise price of the option.

As of June 30, 2023, there were 540,649 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the six months ended June 30, 2023:

	Outstanding	Exercisable
January 1, 2023	1,268,850	357,215
Granted	575,000	—
Vested	—	286,416
Forfeited or expired	(200,381)	(54,470)
Exercised	—	—
June 30, 2023	1,643,469	589,161

The weighted-average exercise price as of June 30, 2023 for stock options outstanding and stock options exercisable was $1.44 and $1.89, respectively. The weighted average remaining contractual life as of June 30, 2023 for stock options outstanding and stock options exercisable was 8.0 and 6.9 years, respectively.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$27	$30	$58	$50
Sales and marketing	1	—	3	1
General and administrative	53	82	104	122
Total stock-based compensation	$81	$112	$165	$173

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended
	June 30,
	2023	2022
Warrants to purchase common stock	1,272,680	272,680
Common stock options issued and outstanding	1,643,469	1,285,100
Total	2,916,149	1,557,780

11. Subsequent Events

On July 11, 2023, the Company consummated a registered public offering, pursuant to which it sold 32,500,000 shares of its common stock to certain investors at a price of $0.055 per share, resulting in gross proceeds to the Company of approximately $1.8 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.6 million. Maxim Group LLC (“Maxim”) served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, the Company paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $143 thousand) at closing, as well as $90 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Maxim unregistered warrants to purchase an aggregate of 1,300,000 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.066 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the Securities and Exchange Commission (the “SEC”) on July 10, 2023, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023.

On July 19, 2023, the Company consummated a registered public offering, pursuant to which it sold 51,250,000 shares of its common stock to certain investors at a price of $0.040 per share, resulting in gross proceeds to the Company of approximately $2.1 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.9 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, the Company paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $164 thousand) at closing, as well as $60 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Maxim unregistered warrants to purchase an aggregate of 2,050,000 shares of common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.048 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on July 10, 2023, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023.

On August 9, 2023, the Company consummated a registered public offering, pursuant to which it sold 33,173,000 shares of its common stock to certain investors at a price of $0.041 per share, resulting in gross proceeds to the Company of approximately $1.4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.1 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, the Company paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to approximately $109 thousand) at closing, as well as $60 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Maxim unregistered warrants to purchase an aggregate of 1,326,920 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.0492 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on August 8, 2023, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023.

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

Bioelectronic medicine is an emerging market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development of our proprietary technology platform to provide noninvasive, drug free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sale in the U.S. for the two FDA-approved indications noted above and has a CE Mark, which covers a third indication (sinus pressure) and gives us commercial access to European Union Member states and certain other countries. We currently sell directly to consumers online through our own website, Amazon, and Walmart in addition to wholesale via major and specialty retailers, such as BestBuy, Sharper Image, FSAStore, and others.

Business Updates

On January 26, 2023, we received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until July 25, 2023, to regain compliance with the minimum bid price requirement.

On July 24, 2023, as anticipated, the Company received a new notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, as of July 21, 2023, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Staff determined to delist the Company’s common stock from the Nasdaq Capital Market. The notice further provided that the Company has until July 31, 2023 to appeal the Staff’s decision. On July 27, 2023, the Company submitted a request for a hearing before a Nasdaq Hearings Panel (“Panel”) to appeal the Staff’s delisting determination, which was granted and the hearing has been scheduled to occur on September 21, 2023.

While the appeal process is pending, the suspension of trading of the Company’s common stock will be stayed and the Company’s common stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. However, there are no assurances that an extension will be granted or that a favorable decision will be obtained from the Panel. If an extension is not provided or a favorable decision is not obtained from the Panel, our common stock will be delisted from the Nasdaq Capital Market, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

On August 11, 2023, we held a special meeting of stockholders (the “Special Meeting”) for the purpose of obtaining stockholder approval of a proposal to authorize us to amend to our amended and restated certificate of incorporation to effect, at the discretion of our board of directors, a reverse stock split of all of our issued and outstanding shares of common stock at a ratio of not less than 1-for-5 and not greater than 1-for-100, such ratio to be determined by our board of at any time within twelve months, without further approval or authorization of our stockholders. Our stockholders approved the foregoing proposal at the Special Meeting, and we currently expect that we will implement a reverse stock split at a ratio within the approved range prior to the Nasdaq hearing date in order to regain compliance with the minimum bid price requirement.

On July 5, 2023, we amended our amended and restated bylaws (the “Bylaws”) to (i) revise Article II, Section 2.5 of the Bylaws to incorporate those requirements set forth in Rule 14a-19 of the Securities Exchange Act of 1934, as amended, as recently implemented by the SEC; and (ii) to revise Article II, Section 2.8 of the Bylaws to decrease the quorum threshold necessary to conduct business at stockholder meetings of the Company to one-third of the capital stock issued and outstanding and entitled to vote at the meeting. Pursuant to Article XI of the Bylaws, stockholder approval was not required to amend the Bylaws.

From July 11, 2023 to August 9, 2023, we sold an aggregate of 116,923,000 shares of common stock to certain investors at prices ranging from $0.055 to $0.040 per share in a series of registered public offerings, resulting in aggregate gross proceeds to the Company of approximately $5.2 million. Aggregate net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $4.8 million. Maxim Group LLC (“Maxim”) served as the placement agent, on a “reasonable best efforts basis,” in connection with each of the offerings. The shares of common stock sold in the offerings were offered pursuant to final prospectus supplements, filed with the SEC, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023. See the Recent Developments section, below, for additional information regarding each of the offerings.

In Q2 2023, we began a reset of the ClearUP product and advanced our commercial roadmap as follows:

•
We increased the retail price of ClearUP to improve gross margins.
•
We held back marketing investments that were not delivering against our media efficiency targets. In Q2, we reduced our overall marketing investment while reworking the creative and media plans for Q3.
•
We expanded our claims and messaging to target a broader audience beyond sinus sufferers. Specifically, we created new advertising in Q2 and began expanding our target market for Q3 to include athletes seeking to improve nasal breathing and individuals who require non-drug solutions for religious or professional reasons.
•
We launched our new B2B portal sales website and are working to build the sales pipeline for wholesale distribution.
•
We announced the execution of a commercial distribution agreement with Cardinal Health.
•
We further progressed our plans for product improvements to improve customer experience by removing electrical components that have led to in-field failure issues.

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
•
We announced a partnership with The Feinstein Institute for Medical Research to complete a pilot study to test a novel non-invasive bioelectronic approach to vagus nerve stimulation. Preceding the start of the program, we filed a patent application covering key attributes of a novel approach to non-invasive vagus nerve stimulation.

In 2023, our R&D efforts are increasingly focused on identifying and targeting high-value market segments with strong return on investment (“ROI”) potential. This includes an R&D push to indications in life-threatening or irreversibly debilitating human diseases or conditions that have high costs and could benefit from more effective, patient-centric therapeutic solutions.

We intend to more selectively invest in our clinical work, marketing, e-commerce distribution infrastructure as follows:

•
Targeting the identified incremental market segments with unmet needs and high willingness to pay.
•
Maintaining our increased retail price to support increased gross margins.
•
Optimizing our marketing investment to focus on higher return on ad spending (“ROAS”) and ROI.

•
Initiating a healthcare professional-targeted marketing program to educate/reach key influencers to purchase.
•
Broadening our distribution with large commercial contracts to penetrate pharmacies and medical practices.
•
Increasing unit volume to reap further economies of scale from recent manufacturing improvements.
•
Strategically broadening our intellectual property portfolio, which currently consists of six issued U.S. patents and 22 pending patents in the U.S. and abroad.

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

Operational Updates

Following a difficult financing in Q1, in Q2, the Company focused on resetting business fundamentals for its existing product, reducing the size of the organization, expanding its assessment of strategic opportunities via M&A (including the engagement of Maxim as its investment banker and M&A advisor), and accelerating clinical work to advance new products.

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

As a result of both the Microart and ALOM Agreements signed within the fourth quarter of 2022, we have significantly reduced the cost per unit for the existing ClearUP product in the first half of 2023. We expect that the remainder of the ClearUp products previously built under the higher cost structure should sell through in 2023, resulting in continued reduction of cost of goods sold as a percentage of revenue.

Team Updates

On April 28, 2023, Veronica Cai resigned from her role as Chief Financial Officer of the Company, and Kimberly Bambach was appointed as interim Chief Financial Officer. Additionally, as part of our efforts to decrease our costs, during the second quarter of 2023 we completed a three-person reduction in headcount, resulting in a total employee count of 11 as of June 30, 2023.

We engaged a seasoned marketing leader experienced in turnarounds to support product re-positioning of ClearUP for higher value market segments and to support the Company's strategic assessments of M&A and organic development initiatives in vagus nerve applications. The Board retained Christina Valuari, a well-respected Wall Street veteran, as an advisor to the Board.

We are intentionally maintaining a small core team at this stage of the Company. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)
Revenue	$161	$528	$(367)	$537	$956	$(419)
Cost of sales	100	403	(303)	363	760	(397)
Gross profit	61	125	(64)	174	196	(22)
Operating expenses:
Research and development	468	497	(29)	958	898	60
Sales and marketing	452	1,125	(673)	910	1,809	(899)
General and administrative	1,266	1,521	(255)	2,547	2,747	(200)
Total operating expenses	2,186	3,143	(957)	4,415	5,454	(1,039)
Loss from operations	(2,125)	(3,018)	893	(4,241)	(5,258)	1,017
Net loss	$(2,125)	$(3,018)	$893	$(4,241)	$(5,258)	$1,017

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

For the three months ended June 30, 2023, revenue decreased by $367 thousand, or 69.5%, compared to the same period in 2022, primarily due to significant reductions in marketing activities resulting in an 82% decrease in unit sales, offset by a 69% increase in the per unit average sales price.

For the six months ended June 30, 2023, revenue decreased by $419 thousand, or 43.8%, compared to the same period in 2022, primarily due to significant reductions in marketing activities resulting in a 57% decrease in unit sales, offset by a 27% increase in the per unit average sales price.

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

For the three months ended June 30, 2023, cost of sales decreased by $303 thousand, or 75%, compared to the same period in 2022, primarily driven by the decrease in sales volume. Variable cost was $52 thousand, or $64.00 per unit, for the three months ended June 30, 2023, compared to $358 thousand, or $80.10 per unit, for the same period in 2022. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $49 thousand, or $60.48 per unit, for the three months ended June 30, 2023, compared to $45 thousand, or $10.16 per unit, for the same period in 2022. The increase in the fixed cost was primarily due to lower sales volume to absorb the costs.

For the six months ended June 30, 2023, cost of sales decreased by $397 thousand, or 52%, compared to the same period in 2022, primarily driven by the decrease in sales volume. Variable cost was $244 thousand, or $68.50 per unit, for the six months ended June 30, 2023, compared to $667 thousand, or $80.94 per unit, for the same period in 2022. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $119 thousand, or $33.52 per unit, for the six months ended June 30, 2023, compared to $93 thousand, or $11.26 per unit, for the same period in 2022. The increase in the fixed cost was primarily due to lower sales volume to absorb the costs.

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

For the three months ended June 30, 2023, research and development expenses decreased by $29 thousand compared to the same period in 2022. For the six months ended June 30, 2023, research and development expenses increased by $60 thousand compared to the same period in 2022. The emphasis of research and development activities in 2023 has been primarily related to a large segmentation study to identify additional incremental market segments with high willingness to pay, product design in our next generation device, intellectual property protection, and the Feinstein study on vagus nerve stimulation. Activities in 2022 were primarily focused on product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense.

For the three months ended June 30, 2023, sales and marketing expenses decreased by $673 thousand compared to the same period in 2022. For the six months ended June 30, 2023, sales and marketing expenses decreased by $899 thousand compared to the same period in 2022. The decreases were due primarily to reductions in unprofitable marketing spend, offset by more targeted sales and marketing efforts while bringing new distribution partners and new creative online.

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

For the three months ended June 30, 2023, general and administrative expenses decreased by $255 thousand compared to the same period in 2022. For the six months ended June 30, 2023, general and administrative expenses decreased by $200 thousand compared to the same period in 2022. The overall decreases were primarily attributable to lower consulting and professional fee expenses as well as other general administrative expenses.

On April 28, 2023, Ms. Cai resigned from her role as Chief Financial Officer of the Company. As a result of Ms. Cai's resignation, the employment agreement between the Company and Ms. Cai, dated April 1, 2022 (the “Cai Employment Agreement”), terminated, effective April 28, 2023 (the “Separation Date”). In connection with her resignation, after her execution and non-revocation of a waiver and release of claims agreement, Ms. Cai received a lump sum cash payment of $125,000, less applicable withholdings, following the Separation Date.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of June 30, 2023, we had cash and cash equivalents of $2.7 million, working capital of $2.8 million and an accumulated deficit of $33.9 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered public offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 20,000,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million. Additionally, as discussed below, from July 11, 2023 to August 9, 2023, we sold an aggregate of 116,923,000 shares of our common stock to certain investors in a series of registered public offerings, resulting in aggregate net proceeds to the Company of approximately $4.8 million.

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

Recent Developments

February 2023 Offering

On February 8, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“ThinkEquity”), as representative of the underwriters, pursuant to which, on February 13, 2023, we issued and sold to ThinkEquity in a firm commitment underwritten public offering, 20,000,000 shares of our common stock at a public offering price of $0.25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million and net proceeds to the Company of $3.6 million. Additionally, pursuant to the Underwriting Agreement, on February 13, 2023, we issued designees of ThinkEquity warrants to purchase an aggregate of 1,000,000 shares of common stock (the “Representative’s Warrants”), representing 5.0% of the aggregate shares sold in the offering, as partial consideration for services rendered in connection with the offering. The Representative’s Warrants have an initial exercise price of $0.3125 per share, will be exercisable for a four-year period commencing 180 days following the commencement of sales in the offering, and provide the holders thereof with certain piggyback and demand registration rights. The securities sold in the offering were offered pursuant to a registration statement on Form S-1, as amended, which was initially filed with the SEC and was declared effective on February 8, 2023.

Shelf Offerings

On February 1, 2023, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023. The Shelf Registration Statement permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock, debt securities, warrants, subscription rights, or any combination of such securities, for proceeds in an aggregate amount of up to $100 million, subject to limitations on the amount of securities we may sell in any twelve-month period. The Shelf Registration Statement will expire on February 1, 2026.

On July 11, 2023, we consummated a registered public offering, pursuant to which we sold 32,500,000 shares of our common stock to certain investors at a price of $0.055 per share, resulting in gross proceeds to the Company of approximately $1.8 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by us, was approximately $1.6 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, we paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $143 thousand) at closing, as well as $90 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, we issued Maxim unregistered warrants to purchase an aggregate of 1,300,000 shares of our common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.066 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on July 10, 2023, to the Shelf Registration Statement.

On July 19, 2023, we consummated a registered public offering, pursuant to which we sold 51,250,000 shares of our common stock to certain investors at a price of $0.040 per share, resulting in gross proceeds to the Company of approximately $2.1 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by us, was approximately $1.9 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, we paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $164 thousand) at closing, as well as $60 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, we issued Maxim unregistered warrants to purchase an aggregate of 2,050,000 shares of our common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.048 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on July 10, 2023, to the Shelf Registration Statement.

On August 9, 2023, we consummated a registered public offering, pursuant to which we sold 33,173,000 shares of our common stock to certain investors at a price of $0.041 per share, resulting in gross proceeds to the Company of approximately $1.4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by us, was approximately $1.1 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with the offering. As compensation for services rendered by Maxim, we paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to approximately $109 thousand) at closing, as well as $60 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offering, we issued Maxim unregistered warrants to purchase an aggregate of 1,326,920 shares of our common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $0.0492 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on August 8, 2023, to the Shelf Registration Statement.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $33.9 million through June 30, 2023. We expect to incur additional losses in the future as we expand our sales, marketing, and research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently generate sales revenue direct-to-consumer though our own website, Amazon.com and Walmart.com and have recently started to expand our wholesale distribution channels. Our ability to grow sales revenue will depend on successfully executing targeted marketing campaigns to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Cash used in operating activities	$(4,866)	$(3,920)
Cash used in investing activities	(118)	(6)
Cash provided by financing activities	4,126	—
Net increase (decrease) in cash and cash equivalents	$(858)	$(3,926)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $4.9 million, which consisted primarily of a net loss of $4.2 million, decreased by non-cash charges of $256 thousand and a net decrease of $881 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $165 thousand and amortization of right-of-use assets of $85 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $721 thousand and an increase of $125 thousand in inventory. Net cash used in operating activities for the six months ended June 30, 2022 was $3.9 million, which consisted primarily of a net loss of $5.3 million decreased by non-cash charges of $257 thousand and decreased by a net change of $1.1 million in our accounts payable balance The non-cash charges primarily consisted of stock-based compensation of $173 thousand and amortization of right-of-use assets of $80 thousand.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 and 2022 was related to the purchases of property and equipment.

Financing Activities

Our financing activities provided $4.1 million of cash during the six months ended June 30, 2023, which consisted primarily of proceeds from the sale of 20,000,000 shares of our common stock, net of offering discounts and other costs. There were no financing activities in the six months ended June 30, 2022.

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

Lease cost recorded during the six month periods ended June 30, 2023 and 2022 was $50 thousand and $101 thousand, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our interim Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (as amended, the “Exchange Act”) Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

We have received a notice from Nasdaq that the Staff has determined to delist the Company’s common stock from the Nasdaq Capital Market, which, if completed, would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

On January 26, 2023, we received Notice from Nasdaq that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock.

On July 24, 2023, as expected, we received a new notification letter from the Listing Qualifications Department of Nasdaq notifying us that, as of July 21, 2023, our common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Staff has determined to delist our common stock from the Nasdaq Capital Market. The notice further provided that we had until July 31, 2023 to appeal the Staff’s decision. We submitted a request for hearing before a Nasdaq Hearings Panel to appeal the Staff’s delisting determination, which was granted and the hearing has been scheduled to occur on September 21, 2023.

Although our common stock will continue to trade on the Nasdaq Capital Market under the symbol “TIVC” while the appeal process is pending, if we are unable to obtain an extension from Nasdaq to regain compliance with the minimum bid price requirement, our common stock will be delisted. No assurances can be provided that an extension will be granted or that a favorable decision will be obtained from the Panel at the hearing.

As discussed elsewhere in this Quarterly Report, on August 11, 2023, we held the Special Meeting to obtain stockholder approval of a proposal to authorize us to amend our amended and restated certificate of incorporation to implement a reverse stock split, as well as to obtain stockholder approval of an adjournment proposal. Stockholders approved both proposals at the Special Meeting. As a result, we now have the authority to implement a reverse stock split in order to regain compliance with the minimum bid price requirement. We currently intend to effect a reverse stock split of our outstanding common stock to regain compliance with the minimum bid price requirement prior to the hearing date. However, no assurances can be provided that we will be able to regain or maintain compliance with the minimum bid price requirement, or that Nasdaq will grant the extension and allow us to maintain our listing even if we do regain compliance with the minimum bid price requirement.

To the extent that we are unable to resolve the listing deficiency and receive an extension from Nasdaq to regain compliance with the minimum bid price requirement, our common stock will be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

If we implement a reverse stock split to regain compliance with the Nasdaq continued listing requirements, such reverse stock split could have a materially adverse effect on our business.

As noted above, we expect that we will implement a reverse stock split in the near term in order to regain compliance with Nasdaq Listing Rule 5550(a)(2). There are a number of risks associated with implementing a reverse stock split, including, without limitation:

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
•
the trading liquidity of the shares of our common stock may not improve, or may decline, as a result of the reverse stock split and there can be no assurance that the reverse stock split, if completed, would result in the intended benefits; and
•
a reverse stock split could be viewed negatively by the market and other factors, which may adversely affect the market price of our common stock.

There can be no assurances that implementation of a reverse stock split would allow us to prevent the delisting of our common stock from the Nasdaq Capital Market, and it could have a materially adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company's outstanding equity securities during the six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2023, the Company agreed to increase the base salary payable to Blake Gurfein, the Company's Chief Scientific Officer, from $275 thousand to $350 thousand per annum, effective August 15, 2023. No other changes were made to the terms of his employment by the Company.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8‑K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8‑K	11/15/21

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

4.1	Specimen Stock Certificate.	S‑1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S‑1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S‑1/A	10/29/2021

4.4	Form of Representative's Warrant (February 2023 Offering).	8-K	2/13/2023

4.5	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.6	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.7	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

10.1	Underwriting Agreement, dated February 8, 2023.	8-K	10/25/2022

10.2	Form of Securities Purchase Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/11/2023

10.3	Placement Agency Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	7/11/2023

10.4	Form of Securities Purchase Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/19/202

10.5	Placement Agency Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	7/19/202

10.6	Form of Securities Purchase Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	8/9/2023

10.7	Placement Agency Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	8/9/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	**

*	Furnished herewith.
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on August 14, 2023.

Date: August 14, 2023	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kimberly Bambach

Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)