Form 10-Q
period 2023-09-30
Tivic Health Systems, Inc.
filed 2023-11-14
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

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

As of November 10, 2023, 1,466,092 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended September 30, 2023, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

September 30, 2023 and December 31, 2022

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5,169	$3,517
Accounts receivable, net	131	88
Inventory, net	928	863
Deferred offering costs	—	584
Prepaid expenses and other current assets	227	235
Total current assets	6,455	5,287
Property and equipment, net	124	12
Right-of-use assets, operating lease	394	523
Other assets	34	34
Total assets	$7,007	$5,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$638	$1,323
Other accrued expenses	189	373
Operating lease liability, current	173	163
Total current liabilities	1,000	1,859
Operating lease liability	242	367
Total liabilities	1,242	2,226
Commitments and contingencies (See Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 1,466,092 and 96,778 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	41,408	33,272
Accumulated deficit	(35,643)	(29,642)
Total stockholders’ equity	5,765	3,630
Total liabilities and stockholders’ equity	$7,007	$5,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$282	$477	$819	$1,432
Cost of sales	174	414	537	1,176
Gross profit	108	63	282	256
Operating expenses:
Research and development	337	399	1,295	1,295
Sales and marketing	480	487	1,390	2,291
General and administrative	1,051	1,761	3,598	4,512
Total operating expenses	1,868	2,647	6,283	8,098
Loss from operations	(1,760)	(2,584)	(6,001)	(7,842)
Net loss	$(1,760)	$(2,584)	$(6,001)	$(7,842)
Net loss per share - basic and diluted	$(1.48)	$(27.00)	$(10.60)	$(81.00)
Weighted-average number of shares - basic and diluted	1,189,821	96,777	566,228	96,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands except share and per share data)

For the Three and Nine Months Ended September 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	97,153	$—	$32,818	$(19,546)	$13,272
Stock-based compensation expense	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,240)	(2,240)
Balances at March 31, 2022	—	$—	97,153	$—	$32,879	$(21,786)	$11,093
Repurchase of restricted common stock	—	—	(938)	—	—	—	—
Stock-based compensation expense	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(3,018)	(3,018)
Balances at June 30, 2022	—	$—	96,215	$—	$32,991	$(24,804)	$8,187
Exercise of stock options	—	—	563	—	56	—	56
Stock-based compensation expense	—	—	—	—	113	—	113
Net loss	—	—	—	—	—	(2,584)	(2,584)
Balances at September 30, 2022	—	$—	96,778	$—	$33,160	$(27,388)	$5,772

For the Three and Nine Months Ended September 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	96,778	$—	$33,272	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			200,000	—	3,412	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	296,778	$—	$36,963	$(31,758)	$5,205
Stock-based compensation expense	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(2,125)	(2,125)
Balances at June 30, 2023	—	$—	296,778	$—	$37,044	$(33,883)	$3,161
Exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	1,169,230	—	4,148	—	4,148
Issuance of warrants	—	—	—	—	168	—	168
Stock-based compensation expense	—	—	—	—	48	—	48
Issuance of fractional shares	—	—	84	—	—	—	—
Net loss	—	—	—	—	—	(1,760)	(1,760)
Balances at September 30, 2023	—	$—	1,466,092	$—	$41,408	$(35,643)	$5,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,001)	$(7,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	213	286
Depreciation	6	7
Amortization of right-of-use asset	129	122
Changes is operating assets and liabilities:
Accounts receivable	(43)	(3)
Inventory	(65)	(332)
Prepaid expenses and other current assets	8	462
Deferred offering costs	—	(79)
Accounts payable	(685)	813
Accrued expenses	(184)	(6)
Lease liabilities	(115)	(135)
Other assets	—	15
Net cash used in operating activities	(6,737)	(6,692)
Cash flows from investing activities
Acquisition of property and equipment	(118)	(11)
Net cash used in investing activities	(118)	(11)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	8,507	—
Proceeds from exercise of stock options	—	56
Net cash provided by financing activities	8,507	56
Net increase (decrease) in cash and cash equivalents	1,652	(6,647)
Cash and cash equivalents
Beginning of period	3,517	12,975
End of period	$5,169	$6,328

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$363	$—
Deferred offering costs charged to additional paid-in-capital	$584	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and September 30, 2022, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

Reverse Stock Split

In August 2023, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-100 reverse stock split of the issued and outstanding shares of the Company’s common stock, which was effected on August 23, 2023. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. Fractional shares were not issued, and instead, the Company issued one whole share of the post reverse split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. Consequently, 84 shares of common stock were issued in leiu of fractional shares. In addition, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. All share and per share amounts for the common stock, as well as the stock options, and warrants outstanding and exercise prices thereof, included in the financial statements and these footnotes thereto have been retroactively restated to give effect to the reverse stock split.

Going Concern Uncertainty

During the nine months ended September 30, 2023 and 2022, the Company incurred a net loss of $6.0 million and $7.8 million, respectively. At September 30, 2023, the Company had an accumulated deficit of $35.6 million. Cash and cash equivalents at September 30, 2023 were $5.2 million. During each of the nine month periods ended September 30, 2023 and 2022, the Company had negative cash flows from operations of $6.7 million. Management expects to incur substantial additional operating losses for the foreseeable future in order to continue its research and development programs and potentially launch new commercial products or product extensions of ClearUP. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of these financial statements.

The accompanying unaudited interim condensed financial statements have been prepared as if the Company will continue as a going concern. As noted above, the Company has experienced losses and negative cash flows from operations. The Company's working capital as of September 30, 2023 was approximately $5.5 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents totaled $5.2 million and $3.5 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of both September 30, 2023 and December 31, 2022, the allowance for credit losses balance was $0. Bad debt expense was not material in the three or nine months ended September 30, 2023 and September 30, 2022. As of each September 30, 2023 and December 31, 2022, the reserve for sales returns was $19 thousand.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of both September 30, 2023 and December 31, 2022, the reserve for obsolescence was $0.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of September 30, 2023 and December 31, 2022, the contract liability related to the Company’s deferred revenues approximated $3 thousand and $2 thousand, respectively, and is included in “Other Accrued Liabilities” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Revenue by Sales Channel	2023	2022	2023	2022
Product Revenue
Direct-to-consumer	$205	$412	$679	$1,315
Reseller	114	120	223	291
Return Reserves	(37)	(55)	(83)	(174)
Revenue	$282	$477	$819	$1,432

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers for the three and nine months ended September 30, 2023 were $1 thousand and $2 thousand, respectively, and for the three and nine months ended September 30, 2022 were $1 and $2 thousand, respectively.

Shipping costs for delivery of product to customers in the three and nine months ended September 30, 2023 were $13 thousand and $35 thousand, respectively, and for the three and nine months ended September 30, 2022 were $34 thousand and $64 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Sales and marketing expenses also include payroll costs and stock-based compensation expense for employees involved in marketing activities. Sales and marketing expenses are primarily related to growing the customer base.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and money market account, both held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Despite recent concerns regarding the stability of certain banking institutions in the United States, management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $4.7 million and $3.0 million, respectively.

During 2023, the majority, or 75%, of the Company’s sales have been to individual consumers. As of September 30, 2023, the Company had two reseller customers whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable (75% and 12%) compared with two such customers at December 31, 2022 (43% and 18%).

For the three months ended September 30, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (40%), compared to one such customer for the same period in 2022 (22%).

For the nine months ended September 30, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (25%) compared to one customer for the nine months ended September 30, 2022 (17%).

During 2023, we outsourced 100% of our contract manufacturing to vendors with locations in California and Canada.

The world continues to be affected by the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and more recent conflict in Israel, economic uncertainty in human capital management and certain other macroeconomic factors including climate change, recent uncertainty with respect to the banking systems in the United States, inflation, and rising interest rates. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements — Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 (collectively, “Topic 326”). Topic 326 introduces an approach, based on expected losses, to estimate credit losses for certain types of financial instruments, including accounts receivable, among other changes. This guidance became effective for us on January 1, 2023. We determined the applicable assets impacted by the guidance to be our accounts receivable. We reviewed the acceptable methods for determining the expected credit losses and utilized the roll-rate method whereby expected credit losses are determined using historical trends in credit quality indicators such as delinquency risk ratings. The majority of our sales are to individual customers where payment is made at the time of purchase, thus no credit loss has been estimated. Our accounts receivable balances represent amounts due primarily from our resellers, which are large, well established companies. We have not experienced any credit losses from our current accounts receivable base in the past and estimate that we will have no credit losses based on the current account attributes. As of September 30, 2023, there have been no estimated credit losses recorded.

Recently Issued Accounting Pronouncements — Not Yet Adopted

There have been no recently issued accounting pronouncements that are applicable to the Company.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at September 30, 2023 and December 31, 2022 (in thousands):

As of September 30, 2023 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$4,743	$4,743	$4,743	$—	$—
Total assets	$4,743	$4,743	$4,743	$—	$—

As of December 31, 2022
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,074	$3,074	$3,074	$—	$—
Total assets	$3,074	$3,074	$3,074	$—	$—

Cash equivalents – Cash equivalents of $4.7 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the nine months ended September 30, 2023 compared to the year ended December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2023 and the year ended December 31, 2022.

4. Inventory, net (in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$819	$724
Work in process	39	23
Finished goods	70	116
Inventory at cost	928	863
Less reserve for obsolescence	—	—
Inventory, net	$928	$863

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

Lease costs for the three and nine months ended September 30, 2023 were $50 thousand and $151 thousand, respectively, and for the three and nine months ended September 30, 2022 were $51 thousand and $151 thousand, respectively.

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2023 is shown below:

Remaining lease term (in years)	2.00
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $51 thousand and $50 thousand for the three months ended September 30, 2023 and 2022, respectively, which is included in operating activities in the statement of operations. Cash paid for amounts included in the measurement of operating lease liabilities were $154 thousand and $138 thousand for the nine months ended September 30, 2023 and 2022, respectively, which is included in operating activities in the statement of operations.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of September 30, 2023 are as follows (in thousands):

Fiscal Year
Remainder of 2023	$52
2024	210
2025	178
Total minimum lease payments	440
Less imputed interest	(25)
Present value of lease payments	$415

ALOM Fulfillment Services Agreement

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

6. Preferred Stock

The Company’s board of directors is authorized, without action by its stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series, and to fix the voting rights, designations, powers, preferences, the relative, participating, optional or other special rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of any series of preferred stock that they may designate in the future. There were no series of preferred stock designated and no shares of preferred stock issued or outstanding at September 30, 2023 and December 31, 2022.

7. Common Stock

On April 1, 2022, the Company exercised its right and repurchased 938 shares of unvested restricted common stock from an employee upon the termination of such employee's employment by the Company.

On February 13, 2023, the Company sold 200,000 shares of its common stock in an underwritten public offering at a price of $25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million. The net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. In addition, pursuant to the underwriting agreement entered into in connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 30,000 shares of common stock, solely to cover over-allotments. This option expired in March 2023, and the underwriter did not exercise its option to purchase any additional shares prior to such expiration.

On July 11, 2023, the Company sold 325,000 shares of its common stock to certain investors at a price of $5.50 per share, resulting in gross proceeds to the Company of approximately $1.8 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.5 million. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $143 thousand) at closing, as well as $90 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent unregistered warrants to purchase an aggregate of 13,000 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $6.60 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

On July 19, 2023, the Company sold 512,500 shares of its common stock to certain investors at a price of $4.00 per share, resulting in gross proceeds to the Company of approximately $2.1 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.7 million. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to $164 thousand) at closing, as well as $60 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent unregistered warrants to purchase an aggregate of 20,500 shares of common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $4.80 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

On August 9, 2023, the Company sold 331,730 shares of its common stock to certain investors at a price of $4.10 per share, resulting in gross proceeds to the Company of approximately $1.4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $1.1 million. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 8.0% of the aggregate gross proceeds of the offering (amounting to approximately $109 thousand) at closing, as well as $60 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent unregistered warrants to purchase an aggregate of 13,270 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $4.92 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

Effective August 23, 2023, the Company's board of directors approved a reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-100. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 100. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the common stock, as well as the warrants outstanding and exercise prices thereof, have been retroactively restated to give effect to the reverse stock split.

As of September 30, 2023, no dividends on common stock had been declared by the Company. At September 30, 2023 and December 31, 2022, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2023	2022
Warrants to purchase common stock	59,497	2,727
Options issued and outstanding	15,202	12,698
Shares available for future stock option grants	6,649	4,564
Total	81,348	19,989

8. Common Stock Warrants

Historically, the Company has entered into warrant agreements in connection with certain consulting agreements and equity offerings. In August 2023, the Company implemented a 1-for-100 reverse stock split wherein, per the terms of the agreements, the number of shares of common stock issuable upon exercise of each of the warrants outstanding at that time was reduced by dividing the quantity outstanding by 100 and the exercise price of each such warrant was multiplied by 100. No other terms of the warrants were changed as a result of the reverse stock split.

In July 2021, the Company entered into a consulting agreement, pursuant to which 500 warrants to purchase common stock were granted and an additional 500 warrants to purchase common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $104 per share and have a term of five years. The consulting agreement was effective as of February 2021, had an initial monthly fee of $5 thousand and a term of two years. The agreement was amended in May of 2022 to increase the monthly payment to $7.5 thousand. Currently, the agreement is automatically renewing on a month-to-month basis until terminated by either party. The warrant issuances are indexed to, and settled in, the Company’s own common stock and were classified within stockholders’ equity.

In November 2021, the Company issued warrants to purchase 1,727 shares of common stock to designees of ThinkEquity LLC (“ThinkEquity”), the underwriter of the IPO. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $625 per share and have a term of five years. The warrant issuances are indexed to and settled in the Company’s own common stock and were classified within stockholders’ equity.

In February 2023, the Company issued warrants to purchase 10,000 shares of common stock to designees of ThinkEquity, the underwriter of the underwritten public offering of 200,000 shares of Company common stock that closed in February 2023. The designees paid an aggregate of $0.1 thousand for the warrants. The warrants may be exercised at any time on or after August 7, 2023, have an exercise price of $31.25 per share, and have a term of four years commencing 180 days following the commencement of sales in the offering. The warrant issuances were indexed to and settled in the Company’s own stock and were classified within stockholders’ equity.

In July and August 2023, the Company issued a total of 47,670 warrants to purchase shares of common stock to Maxim Group, LLC ("Maxim"), the placement agent for each of the three public offerings of the Company's common stock completed during the period. The warrants are exercisable at any time beginning six months after the close of the applicable equity offering and expire five years from the from the commencement of sales under the applicable offering. Of the warrants issued in the offerings, 13,000 are exercisable beginning on January 11, 2024 at a price of $6.60 per share; 20,500 are exercisable beginning on January 19, 2024 at a price of $4.80 per share; and 13,270 are exercisable beginning on February 9, 2024 at a price of $4.92 per share.

The Company estimated the value of the warrants in 2023 using the Black-Scholes options valuation model. The fair value of the warrants issued in February 2023 was $195 thousand and was recognized as issuance costs of the common stock issued in the underwritten public offering and was classified within stockholders' equity. The fair value of the warrants issued in July and August 2023 totaled $168 thousand and was recognized as issuance costs of the common stock issued in the three offerings during the period and was classified within stockholders' equity.

The fair value of the warrants issued in 2023 was estimated on the date of grant using the following assumptions:

	2023
	Minimum	Maximum
Expected life (in years)	4.0	5.0
Expected volatility	116.11%	123.90%
Risk-free interest rate	3.98%	4.24%
Dividend yield	0%	0%

A summary of the Company’s outstanding warrants as of September 30, 2023 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	500	$104.00	July 1, 2026
Common Stock	500	$104.00	November 15, 2026
Common Stock	1,727	$625.00	November 10, 2026
Common Stock	10,000	$31.25	August 9, 2027
Common Stock	13,000	$6.60	July 10, 2028
Common Stock	20,500	$4.80	July 14, 2028
Common Stock	13,270	$4.92	August 4, 2028

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

In 2021, the Company adopted its 2021 Equity Incentive Plan (“2021 Plan”). Options granted under the 2021 Plan may be incentive stock options or non-statutory stock options, as determined at the time of grant by the Compensation Committee of the Company’s board of directors, which is responsible for administering the 2021 Plan. Stock purchase rights and restricted stock units may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary of the Company, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the relevant option agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2023, 4,839 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2022. Immediately after the automatic increase on January, 1, 2023, there were 9,403 shares of common stock available for issuance under the 2021 Plan.

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

In August 2023, the Company implemented a 1-for-100 reverse stock split wherein the number of shares of common stock issuable upon exercise of each options outstanding at the time was reduced by dividing the quantity outstanding by 100 and multiplying the exercise price of each outstanding option by 100. No other terms of the stock options were changed as a result of the reverse stock split.

As of September 30, 2023, there were 6,649 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the nine months ended September 30, 2023:

	Outstanding	Exercisable
January 1, 2023	12,698	3,581
Granted	5,750	—
Vested	—	3,284
Forfeited or expired	(3,246)	(670)
Exercised	—	—
September 30, 2023	15,202	6,195

The weighted-average exercise price as of September 30, 2023 for stock options outstanding and stock options exercisable was $145.07 and $194.07, respectively. The weighted average remaining contractual life as of September 30, 2023 for stock options outstanding and stock options exercisable was 7.45 and 6.07 years, respectively.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$24	$30	$82	$50
Sales and marketing	(2)	—	1	1
General and administrative	26	82	130	122
Total stock-based compensation	$48	$112	$213	$173

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Nine Months Ended
	September 30,
	2023	2022
Warrants to purchase common stock	59,497	2,727
Common stock options issued and outstanding	15,202	12,851
Total	74,699	15,578

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

Bioelectronic medicine is an emerging market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development and marketing of our proprietary technology platform to provide noninvasive, drug-free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sale in the U.S. for the two FDA-approved indications noted above and has a CE Mark (which covers a third indication of sinus pressure and gives us commercial access to European Union Member states and certain other countries). We currently sell directly to consumers online through our own website, Amazon, and Walmart in addition to wholesale via major and specialty retailers, such as BestBuy, FSAStore, and others.

Business Updates

On January 26, 2023, we received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and on July 24, 2023 we received a new notice from Nasdaq that, as of July 21, 2023, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Staff determined to delist the Company’s common stock from the Nasdaq Capital Market. The Company appealed the delisting decision and effected the 1-for-100 reverse stock split in August 2023, prior to the relevant hearing date for the Company’s appeal due to such appeal being moot, in order to regain compliance with the Nasdaq continued listing rules. On September 15, 2023, Nasdaq notified the Company that the Company’s bid price deficiency had been cured and that the Company had regained compliance with all applicable listing standards. As a result, Nasdaq cancelled the Company’s appeal hearing, reversed its delisting determination and confirmed that the Company’s common stock will continue to be listed and traded on the Nasdaq Capital Market. Although the Company regained compliance with the relevant Nasdaq listing rules and is no longer in imminent risk of delisting, no assurances can be provided that the Company will be able to maintain compliance with Nasdaq’s minimum bid price requirement or other continued listing rules.

Effective August 23, 2023, the Company implemented a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-100. As a result of the reverse stock split, the total number of shares of Common Stock held by each stockholder of the Company were converted automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to completion of the reverse stock split divided by 100. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplied the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the Company’s common stock, as well as the options and warrants outstanding and exercise prices thereof, included in this Quarterly Report on Form 10-Q, including the financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

On July 5, 2023, we amended our amended and restated bylaws (the “Bylaws”) to (i) revise Article II, Section 2.5 of the Bylaws to incorporate those requirements set forth in Rule 14a-19 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as recently implemented by the SEC; and (ii) to revise Article II, Section 2.8 of the Bylaws to decrease the quorum threshold necessary to conduct business at stockholder meetings of the Company to one-third of the capital stock issued and outstanding and entitled to vote at the meeting. Pursuant to Article XI of the Bylaws, stockholder approval was not required to amend the Bylaws.

From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of common stock to certain investors at prices ranging from $4.00 to $5.50 per share in a series of registered public offerings, resulting in aggregate gross proceeds to the Company of approximately $5.2 million. Aggregate net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $4.8 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with each of the offerings. The shares of common stock sold in the offerings were offered pursuant to final prospectus supplements, filed with the SEC, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the SEC on February 1, 2023 and was declared effective on February 8, 2023. See the Recent Developments section, below, for additional information regarding each of the offerings.

In Q3 2023, we began to see the positive impact of initiatives that have spanned several quarters to improve fundamentals on our ClearUP product and advancing our commercial roadmap as follows:

•
We maintained the higher retail price implemented in Q2 of ClearUP, which has improved gross margins, resulting in higher gross profit, despite lower revenue.
•
Following a Q2 reset of marketing, we judiciously increased marketing investment as we launched new creative, messaging, placement, and content targeted at key segments of the market.
•
We announced a new partnership with InStep Health to drive patient and healthcare provider awareness of ClearUP. The program is scheduled to roll-out to offices beginning in mid-November 2023, and is expected to reach approximately 2500 healthcare professionals.
•
We announced the execution of a commercial distribution agreement with Amerisource Bergen, establishing our second healthcare-focused distribution channel, expected to begin distribution of ClearUP sales by end of year.

We invested in research and development (“R&D”) programs as follows:

•
We continued expanding our IP portfolio and received our first international patent allowance.
•
We have made product improvements that are expected to improve customer experience, including correcting customer-reported charging issues, offering extended battery life and allowing faster charging. This new functionality is expected to be in market by the end of Q4.
•
We continued our collaboration on a sham-controlled clinical trial to evaluate treating postoperative pain after sinus surgery.
•
We continued our partnership with The Feinstein Institute for Medical Research at Northwell Health in which we are testing a novel non-invasive bioelectronic approach to vagus nerve stimulation.
•
Based on preliminary data generated under the collaboration with The Feinstein Institute, we are identifying and targeting high-value market segments that we believe have strong return on investment (“ROI”) potential.

Tivic has proven its ability to innovate by combining science and technology with its expertise in neuroimmunology, medical device product development, and regulatory affairs. We expect to increasingly focus our internal research on breakthrough opportunities, treating medical conditions that generate high costs and could benefit from more effective, patient-centric therapeutic solutions.

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

As a result of both the Microart and ALOM Agreements signed within the fourth quarter of 2022, we have significantly reduced the cost per unit for the existing ClearUP product in 2023. We expect that the remainder of the ClearUp products previously built under the higher cost structure should sell through in 2023, resulting in continued reduction of cost of goods sold as a percentage of revenue.

Team Updates

We are intent on maintaining a small core team at this stage of the Company, given current market conditions and need for a smaller footprint. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, clinical research organizations and academic research partnerships, finance and accounting support, legal support, and contract manufacturing organizations to carry out our operations. We recognize that any amount of turnover in our internal or third-party service providers at our size may impair our ability to execute our business plans.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)
Revenue	$282	$477	$(195)	$819	$1,432	$(613)
Cost of sales	174	414	(240)	537	1,176	(639)
Gross profit	108	63	45	282	256	26
Operating expenses:
Research and development	337	399	(62)	1,295	1,295	0
Sales and marketing	480	487	(7)	1,390	2,291	(901)
General and administrative	1,051	1,761	(710)	3,598	4,512	(914)
Total operating expenses	1,868	2,647	(779)	6,283	8,098	(1,815)
Loss from operations	(1,760)	(2,584)	824	(6,001)	(7,842)	1,841
Net loss	$(1,760)	$(2,584)	$824	$(6,001)	$(7,842)	$1,841

Revenue

Revenue is currently generated through the sale of our ClearUP device and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. Sales are currently made directly to consumers online through our own website, Amazon and Walmart. We also sell to major and specialty retailers, such as BestBuy, and FSAStore. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA-approved bioelectronic treatment for sinus pain and congestion.

For the three months ended September 30, 2023, revenue decreased by $195 thousand, or 40.9%, compared to the same period in 2022, primarily due to the higher price point implemented in Q2 resulting in a 58% decrease in unit sales, offset by a 54% increase in the per unit average sales price.

For the nine months ended September 30, 2023, revenue decreased by $613 thousand, or 42.8%, compared to the same period in 2022, primarily due to the higher price point implemented in Q2 as well as significant reductions in marketing activities resulting in a 57% decrease in unit sales, offset by a 51% increase in the per unit average sales price.

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

For the three months ended September 30, 2023, cost of sales decreased by $240 thousand, or 58%, compared to the same period in 2022, primarily driven by the decrease in sales volume. Variable cost was $120 thousand, or $73.57 per unit, for the three months ended September 30, 2023, compared to $373 thousand, or $95.04 per unit, for the same period in 2022. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $54 thousand, or $33.05 per unit, for the three months ended September 30, 2023, compared to $41 thousand, or $10.48 per unit, for the same period in 2022. The increase in the fixed cost was primarily due to lower sales volume to absorb the costs.

For the nine months ended September 30, 2023, cost of sales decreased by $639 thousand, or 54%, compared to the same period in 2022, primarily driven by the decrease in sales volume. Variable cost was $364 thousand, or $70.09 per unit, for the nine months ended September 30, 2023, compared to $1.0 million, or $85.49 per unit, for the same period in 2022. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $173 thousand, or $33.37 per unit, for the nine months ended September 30, 2023, compared to $134 thousand, or $11.01 per unit, for the same period in 2022. The increase in the fixed cost was primarily due to lower sales volume to absorb the costs.

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

For the three months ended September 30, 2023, research and development expenses decreased by $62 thousand compared to the same period in 2022. For the nine months ended September 30, 2023, research and development expenses remained flat compared to the same period in 2022. The emphasis of research and development activities in 2023 has been primarily related to a large segmentation study to identify additional incremental market segments with high willingness to pay, product design in our next generation device, intellectual property protection, and the Feinstein study on vagus nerve stimulation. Activities in 2022 were primarily focused on product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense.

For the three months ended September 30, 2023, sales and marketing expenses decreased by $7 thousand compared to the same period in 2022. For the nine months ended September 30, 2023, sales and marketing expenses decreased by $901 thousand compared to the same period in 2022. The decreases were due primarily to reductions in unprofitable marketing spend, offset by more targeted sales and marketing efforts while bringing new distribution partners and new creative online.

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

For the three months ended September 30, 2023, general and administrative expenses decreased by $710 thousand compared to the same period in 2022. For the nine months ended September 30, 2023, general and administrative expenses decreased by $914 thousand compared to the same period in 2022. The overall decreases were primarily attributable to lower consulting and professional fee expenses, as well as other general administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of September 30, 2023, we had cash and cash equivalents of $5.2 million, working capital of $5.5 million and an accumulated deficit of $35.6 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered public offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 200,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million. From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of our common stock to certain investors in a series of registered public offerings, resulting in aggregate net proceeds to the Company of approximately $4.3 million.

We expect that our operating expenses will increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. Management expects to incur substantial additional operating losses for at least the next two years to expand our markets, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

February 2023 Offering

On February 8, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“ThinkEquity”), as representative of the underwriters, pursuant to which, on February 13, 2023, we issued and sold to ThinkEquity in a firm commitment underwritten public offering, 200,000 shares of our common stock at a public offering price of $25.00 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million and net proceeds to the Company of $3.6 million. Additionally, pursuant to the Underwriting Agreement, on February 13, 2023, we issued designees of ThinkEquity warrants to purchase an aggregate of 10,000 shares of common stock (the “Representative’s Warrants”), representing 5.0% of the aggregate shares sold in the offering, as partial consideration for services rendered in connection with the offering. The Representative’s Warrants have an initial exercise price of $31.25 per share, will be exercisable for a four-year period commencing 180 days following the commencement of sales in the offering, and provide the holders thereof with certain piggyback and demand registration rights. The securities sold in the offering were offered pursuant to a registration statement on Form S-1, as amended, which was initially filed with the SEC and was declared effective on February 8, 2023.

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

From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of common stock to certain investors at prices ranging from $4.00 to $5.50 per share in a series of registered public offerings, resulting in aggregate gross proceeds to the Company of approximately $5.2 million. Aggregate net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $4.8 million. The shares of common stock sold in the offering were offered pursuant to a prospectus supplement, filed with the SEC on July 10, 2023, to the Shelf Registration Statement.

Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with each of the offerings. As compensation for services rendered by Maxim in connection with the offerings, we paid Maxim a cash fee of 8.0% of the aggregate gross proceeds of each of the offerings (amounting to an aggregate of $416 thousand) at closing, as well as an aggregate of $210 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, as partial consideration for services rendered in connection with the offerings, we issued Maxim unregistered warrants to purchase an aggregate of 46,770 shares of our common stock, representing 4.0% of the aggregate shares sold in the offerings. The warrants are exercisable at any time beginning six months after the close of the applicable equity offering and expire five years from the from the commencement of sales under the applicable offering. Of the warrants issued in the offerings, 13,000 are exercisable beginning on January 11, 2024 at a price of $6.60 per share; 20,500 are exercisable beginning on January 19, 2024 at a price of $4.80 per share; and 13,270 are exercisable beginning on February 9, 2024 at a price of $4.92 per share. The warrants issued to Maxim, and the shares of common stock issuable upon exercise thereof, were not, and have not been, registered under the Securities Act of 1933, as amended (the “Securities Act”), and are instead were pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

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

Plan of Operation and Future Funding Requirements

We use our capital resources primarily to fund development of our product candidates, marketing and advertising for commercial products, and general operations. We expect that our operating expenses may increase as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We expect to continue to incur significant losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will generate revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions that we believe will align with our growth plan, complement our product offerings and be in the best interest of the Company and our stockholders. We remain committed to our growth strategy and will continue to evaluate strategic acquisition, licensing, and partnership opportunities. If an acquisition is identified and pursued, a substantial portion of our cash reserves may be required to complete such acquisition. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $35.6 million through September 30, 2023. We expect to incur additional losses in the future as we expand our sales, marketing, and research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Cash used in operating activities	$(6,737)	$(6,692)
Cash used in investing activities	(118)	(11)
Cash provided by financing activities	8,507	56
Net increase (decrease) in cash and cash equivalents	$1,652	$(6,647)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $6.7 million, which consisted primarily of a net loss of $6.0 million, decreased by non-cash charges of $348 thousand and a net decrease of $1.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $213 thousand and amortization of right-of-use assets of $129 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $869 thousand and a decrease of $115 thousand in lease liabilities. Net cash used in operating activities for the nine months ended September 30, 2022 was $6.7 million, which consisted primarily of a net loss of $7.8 million decreased by non-cash charges of $415 thousand and a net change of $735 thousand in our net operating assets. The non-cash charges primarily consisted of stock-based compensation of $286 thousand and amortization of right-of-use assets of $122 thousand.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 and 2022 was related to the purchases of property and equipment.

Financing Activities

Our financing activities provided $8.5 million of cash during the nine months ended September 30, 2023, which consisted primarily of proceeds from the sale of 1,369,230 shares of our common stock, net of offering discounts and other costs. Financing activities for the nine months ended September 30, 2022, were $56 thousand, which consisted of proceeds from the exercise of stock options.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world continues to be affected by the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and more recent conflict in Israel, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Additionally, there has recently been significant concern regarding the stability of the banking systems in the United States, in particular with respect to regional banks. Further, climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. The pandemic and recent economic volatility have negatively impacted our business in various ways over the last two years. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine and more recent conflict in Israel. Although the length and impact of the ongoing military conflicts are highly unpredictable, the conflicts in Ukraine and Israel could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as further supply chain interruptions. Russian military actions and the resulting sanctions that have been imposed by the United States and other countries could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine or the conflict in Israel to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We are continuing to monitor the situation and assessing its potential impact on our business.

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

Lease cost recorded during each of the nine month periods ended September 30, 2023 and 2022 was $151 thousand.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our interim Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Although we have regained compliance with the requirements for continued listing on The Nasdaq Capital Market, we could in the future fail to satisfy the Nasdaq continued listing requirements and our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Capital Market. As discussed elsewhere in this Quarterly Report on Form 10-Q, in January 2023 we received notice from Nasdaq that we were not in compliance with Nasdaq’s minimum bid price continued listing rule, and received a subsequent Nasdaq notice in July 2023 that, as required by applicable Nasdaq rules, the Staff had determined to delist our common stock from the Nasdaq Capital Market due to the fact that our common stock had a closing bid price of $0.10 or less for ten consecutive trading days. Although we successfully appealed the delisting determination and regained compliance with the Nasdaq continued listing rules by effecting the 1-for-100 reverse stock split in August 2023, no assurance can be given that we will continue to meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards in the future would result in the issuance of another Nasdaq notice, and if we are unable to regain compliance with the applicable rule within the period provided by Nasdaq, could result in a delisting of our common stock, which would materially reduce the liquidity of our common stock and could result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our development programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company's outstanding equity securities during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/21

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed August 21, 2023 (effective August 23, 2023).	8-K	8/22/2023

4.1	Specimen Stock Certificate.	S-1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S-1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1/A	10/29/2021

4.4	Form of Representative's Warrant (February 2023 Offering).	8-K	2/13/2023

4.5	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.6	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.7	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

10.1	Form of Securities Purchase Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/11/2023

10.2	Placement Agency Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	7/11/2023

10.3	Form of Securities Purchase Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/19/2023

10.4	Placement Agency Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	7/19/2023

10.5	Form of Securities Purchase Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	8/9/2023

10.6	Placement Agency Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	8/9/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	**

*	Furnished herewith.
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on November 14, 2023.

Date: November 14, 2023	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Kimberly Bambach

Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)