Form 10-K
period 2023-12-31
Tivic Health Systems, Inc.
filed 2024-03-25
CIK 1787740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date, was approximately $3.0 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 20, 2024, 1,466,092 shares of the registrant’s common stock were outstanding.

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

Business Overview

Tivic Health is a health tech company focused on bioelectronic medicine. Bioelectronic medicine is a branch of the global neuromodulation market that treats disease and conditions by modulating the electrical signals carried along various nerve pathways. The field grew out of the neuromodulation industry and relied, historically, on implantable devices (e.g., pacemakers, spinal implants, deep brain stimulators). IDTechEx has identified several fast-growing areas in the bioelectronic medicine field, including peripheral nerve stimulation, which it has indicated is forecasted to grow at a 35% CAGR from 2019 through 2029. Tivic currently has two non-invasive bioelectronic platforms designed to deliver therapeutic benefits via manipulation of such signals without the use of traditional implanted technology.

Commercial Platforms

Tivic has developed two complementary platforms. Tivic’s first commercial platform is a handheld design that interfaces non-invasively with the trigeminal, sympathetic, and other facial and cranial nerve structures. This platform is the basis for Tivic’s existing product, currently marketed with FDA approval as ClearUP Sinus Pain Relief for the treatment of sinus pain and congestion.

The second platform is a research-stage platform directed to vagus nerve stimulation, which is currently undergoing clinical evaluation.

First Commercial Product

Tivic Health currently markets one commercial product under the brand name “ClearUP Sinus Pain Relief.” ClearUP is built on our patented, handheld neuromodulation design and was developed by Tivic Health for the treatment of sinus and allergy-related conditions. It uses ultra-low current electrical waves to relieve sinus pain and congestion symptoms that are prevalent in nasal allergies, sinus infections, chronic sinusitus, cold and flu and other disease conditions. ClearUP had U.S. FDA approval for the treatment of sinus pain and congestion, and is the first FDA-approved bioelectronic treatment of the foregoing indications. Additionally, ClearUP has E.U. CE Mark approval for the treatment of sinus pain, pressure and congestion.

The FDA initially provided clearance to our ClearUP product under a 510(k) as an allergy treatment in January 2019. The FDA granted ClearUP a subsequent De Novo clearance in March 2021, which expanded ClearUP’s label, enabling marketing of ClearUP for allergies, sinusitis, cold, flu, and any inflammatory condition involving congestion.

A 2023 study with over 2,000 representative consumers conducted by Intellego Insights (commissioned by Tivic Health) identified that approximately 85 million U.S. adults experience inflammation-related symptoms related to allergies, congestion, head pain, and sinus issues. Of the consumers that participated in the study, 58% of sufferers try to avoid medication, if at all possible.

Customers can purchase ClearUP products directly from Tivic via our own website and through major online stores, including Amazon, Walmart, BestBuy, FSAStore and HSA Store. The Company has also entered distribution agreements with McKesson, Cardinal Health and Amerisource Bergen.

A sham-controlled clinical trial is in progress with the Icahn School of Medicine at Mount Sinai, to extend the use of Tivic’s handheld monopolar platform to the management of pain resulting from functional endoscopic sinus surgery and other facial surgeries. If successful, the Company may develop additional products addressing this clinical use case, which would require new regulatory clearances for a novel indication.

We have also previously evaluated the market opportunity for use of ClearUP as part of a migraine treatment toolkit. While we believe that both clinical and market rationale are positive for such use, we have, for the time being, determined to down-prioritize any clinical studies of migraine-related indications based on the aggressive competition among entrenched incumbents and limited uptake, to date, of existing devices for the treatment and/or prevention of migraine.

Expanding Our Technology Portfolio

Tivic has also developed a proprietary non-invasive approach to precision vagus nerve stimulation ("VNS") based on our experience building evidence-based bioelectronic therapies. The vagus nerve is the tenth cranial nerve and the longest autonomic nerve in the body. The vagus nerve is responsible for regulating several bodily functions including digestion, heart rate, breathing, cardiovascular activity, and visceral reflexes. Since the vagus nerve regulates many organ systems associated with chronic disease, modulating activity in this nerve pathway is of significant interest in academic research and in industry.

Electrical VNS is currently indicated for treatment-resistant epilepsy and depression, cluster headache, migraine headache, and stroke rehabilitation and is being studied for other neurological, cardiac, and immune conditions. Currently, there are both invasive implantable VNS devices and non-invasive VNS devices in market. There is room for meaningful improvement in how VNS devices can be used to more precisely target and stimulate the vagus nerve to achieve intended biological and clinical outcomes.

Our approach to non-invasive VNS aims to leverage improvements in engineering, circuitry, and stimulation parameters to augment efficacy and reliability compared to the current state of the art. We have conducted proof of principle experiments demonstrating effects on the autonomic nervous system and have initiated a clinical research program with the Feinstein Institute for the Bioelectronic Medicine at Northwell Health to further characterize the autonomic, cardiovascular, and neurological effects of our intervention.

Given our deep expertise and relationships in the field of bioelectronic medicine and adjacent diagnostic fields, we are continuously monitoring and evaluating options to add complementary product opportunities into our product portfolio.

Market Opportunity

In December 2021, Precedence Research noted that the burden of various chronic diseases and infections is growing and so have people’s healthcare expenditures. In 2018, the per capita healthcare expenditure in the U.S. was over $10,500. U.S. health care spending grew 4.1 percent in 2022, reaching $4.5 trillion, or $13,493 per person.

Grand View Research projects that the non-invasive electroceutical devices segment will witness the highest growth through 2030. This is due to technological advancements and rising investments in research and development by companies for innovative product development.

Additionally, according to Mintel Group Ltd., over-the-counter allergy, cough, cold and flu treatments were projected to be an $11.1 billion market by 2025 in the U.S. alone.

The FDA provided clearance to our ClearUP product under a 510(k) for the temporary relief of sinus pain associated with allergic rhinitis in January 2019. As a treatment for allergy-related sinus pain, we believe that the available market for ClearUP is approximately 45 million U.S. adults.

The FDA then granted ClearUP a subsequent De Novo clearance in March 2021 for the temporary relief of moderate to severe congestion, expanding ClearUP’s label and enabling marketing of ClearUP for allergies, sinusitis, cold, flu, and any inflammatory condition involving congestion. As a treatment for moderate to severe congestion, we believe the available target market for ClearUP is approximately 85 million U.S. adults.

We have also received a CE Mark for international marketing of ClearUP. The CE Mark for ClearUP covers a broad set of conditions related to sinonasal inflammation with the symptoms pain, pressure and congestion. The CE Mark allows sales in European Union Member states and certain other countries that recognize the CE Mark for regulatory governance. We believe that there are international opportunities for the sale of ClearUP.

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

In 2023, we completed, with Intellego Intelligence, a 2000-person market segmentation study that identified the following additional addressable markets in the United States, based on the Company's current pricing structure for ClearUP:

•
Individuals with severe sinus conditions representing a $0.9 billion addressable market, of which the Company has achieved less than 0.002% penetration.
•
Allergy sufferers seeking to avoid pharmaceutical side effects, representing $1.2 billion addressable market, of which the Company has achieved less than 0.002% penetration.
•
High-performance athletes seeking improved breathing to enhance performance, representing a $2.4 billion addressable market that the Company has not yet targeted.
•
CPAP and Sleep Apnea sufferers for whom congestion is a significant contributing factor to lack of quality sleep and/or CPAP compliance, representing a $0.6 billion addressable market.
•
Individuals for whom sinus conditions cascade into severe headaches and migraine, representing a $4.0 billion addressable market. Claims for migraine would require separate FDA submissions beyond the Company's currently approved indications.

Sales and Marketing

ClearUP is sold directly to consumers through our own website, Amazon, and Walmart. We also sell to major online retailers, such as BestBuy and FSAStore. In 2023, we also entered into distribution agreements with Cardinal Health and AmerisourceBergen, and subsequently, in 2024, established a relationship with McKesson-affiliate Simply Medical. Expansion of our ClearUP sales channels has been gradual and measured to maintain pricing integrity, cultivate consumer acceptance and establish strong channel relationships.

Our marketing strategy is built around customer segments, whose buying decisions may be driven by differentiated messages. We reach and convert our customers for ClearUP through a combination of press releases, advertising, retargeting and emails.

In Q4 of 2023, we also partnered with In-Step on a trial physician education program, reaching 2,500 physicians over four months with information about bioelectronic medicine, the clinical efficacy of ClearUP, and patient education materials.

Core Technology

Our technology combines proprietary algorithms, programmable stimulation parameters, and a patented delivery mechanisms to modulate nerve signals. We are researching the utility of this stimulation approach for other clinical conditions.

Tivic currently has two non-invasive bioelectronic platforms designed to deliver therapeutic benefits via manipulation of such signals without the use of traditional implanted technology, one of which has been commercialized to date.

Key elements of our current commercial platform include:

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

This combination creates a platform for non-invasively influencing peripheral activity in the facial region with an ultra-low current level.

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

Our second platform is a research-stage platform directed to vagus nerve stimulation, which is currently undergoing clinical evaluation in partnership with Northwell Health, The Feinstein Institute for Bioelectronic Medicine. Multiple acute and chronic conditions could be the target for our non-invasive vagus nerve treatment platform, including:

•
acute and chronic inflammation (e.g. sepsis, brain injury, major depressive disorder);
•
auto-immune inflammation (e.g. rheumatoid arthritis, Crohn’s disease); and
•
autonomic nervous system dysfunction (e.g. dysautonomia, post-traumatic stress disorder)

We believe that this non-invasive, low-risk nature of Tivic's approach to bioelectronic medicine has the potential to accelerate new product development by: (i) extending the device platforms to other clinical areas, thereby reducing research and development time, and (ii) continuing to benefit from low-risk non-invasive device designations and regulatory pathways by the FDA, which typically result in shorter time to approval when compared with invasive devices or new drugs. Although it is our intention to bring new products to market, medical device development is inherently uncertain and there is no guarantee that our research and development efforts will lead to approved products for other clinical indications.

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

In the Fall of 2023, a panel of U.S. health experts found that many widely used products containing phenylephrine are ineffective. According to a Yale School of Medicine news article, an FDA advisory committee unanimously concluded that phenylephrine, an ingredient found in popular nasal decongestants sold under such brand names as Sudafed and Dayquil, works no better than a placebo in treating cold and allergy symptoms.

Non-pharmaceutical Treatments

According to our 2023 Intellego Insight study, many consumers are seeking natural, non-pharmaceutical treatment options. Alternative options currently include, without limitation:

•
Nasal irrigation with saline, rinsing the nasal passages with saline solution is a common non-pharmaceutical treatment. Example products include NeilMed Sinus Rinse, Navage Nasal Care and Vicks Sinex Severe. Nasal irrigation is understudied, but there is some evidence of improved quality of life and clearance of mucus. However, saline can irritate an already inflamed sinonasal tissue and nasal irrigation using tap water has been found to carry risk of parasite-driven encephalitis.
•
Bioelectronic devices. ClearUP is the first device to have been approved by the FDA under a de novo classification for the intended use for temporary relief of moderate to severe congestion. The Company also received FDA clearance for the intended use in treatment of sinus pain associated with allergic rhinitis.

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

Safety

In the clinical studies and post-market surveillance, there have been no reports of any significant side effects and very few reports of minor side effects. Minor side effects have included reddening of skin (<0.02%), eyelid twitch (<0.01%), and headache (<0.01%), all of which resolved without intervention.

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

npdPP: We completed a ten-person pilot study with the U.S. Institute for Advanced Sinus Care and Research (Cleveland, OH) to evaluate a new device for the treatment of postoperative pain after functional endoscopic sinus surgery (“FESS”). The pilot study was conducted to establish clinical feasibility and we subsequently began a double-blind randomized controlled trial with the Icahn School of Medicine at Mount Sinai to further test this application.

npdMI: We are in the process of investigating the area of migraine headaches, which impacts approximately 1 billion people worldwide and 39 million people in the U.S. As part of our research and development activities for migraine, we have been in communication with the FDA to determine the next steps and an appropriate regulatory pathway for expanding our indications. We have completed a market and technology assessment of a potential migraine indication. While we believe that both clinical and market rationale are positive for such use, we have, for the time being, determined to down-prioritize any clinical studies of migraine-related indications based on the aggressive competition among entrenched incumbents and limited uptake, to date, of existing devices for the treatment and/or prevention of migraine.

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

Certain of our electronic components are sourced primarily from China. To increase predictability in sourcing and pricing of electronic components used in our products, we maintain an agreement with Future Electronics, Inc., one of the largest global electronic component distributors. The contract has an initial term of 12 months that automatically renews for additional 12-month periods, subject to annual review, and provides for extended payment terms. Future Electronics may terminate the agreement upon 30 days prior written notice if it determines, in its sole discretion, that we are not meeting our minimum purchase requirement or we are otherwise not performing our obligations under the agreement.

Packaging production is divided between North America and China. The plastic enclosure components and sub-assemblies are produced in China. Materials for both packaging and plastics are commonly available and can be sourced from multiple vendors. Lead times may vary due to supply availability, customs and port management issues.

Electronic components are assembled, tested, warehoused at, and distributed from North America.

The Company has ISO 13485 certification (70488) required to validate the internal processes being compliant with the FDA 21 CFR Part 820. The Company was re-certified in 2023, with certificates extended until the fourth quarter of 2026.

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

•
6 issued U.S. patents.
•
22 patents pending in the U.S. and abroad.
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

Coverage and reimbursement

Our current product is purchased on a cash-pay basis and is not covered by government healthcare programs and/or other third-party payors. However, we monitor federal and state legislation and regulatory changes that could affect our results of operations.

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

Human Capital Resources

As of December 31, 2023, we had 9 full-time employees and four contractors. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

We will not be successful unless we are able to generate additional revenues and grow our business, which will likely require us to hire additional employees and expand our technology, product, development and sales and marketing teams in order to achieve our business plan. Our management systems are emergent. The continued growth of our business may place demands on our management, financial, operational, technological and other resources, and we expect that our growth will require us to continue developing and improving our operational, financial and other internal controls. We may not be able to address these challenges in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses and we may not achieve or maintain profitability in the future.

We have incurred net losses since inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $8.2 million and $10.1 million, respectively, and at December 31, 2023, we had working capital of $3.3 million and an accumulated deficit of $37.9 million. During the years ended December 31, 2023 and 2022, we used $8.5 million and $8.9 million of cash, respectively, for operating activities. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of macroeconomic factors. Additionally, future costs relating to product development and operating activities may be significantly higher than our historical costs.

Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, complete development of new products, obtain regulatory approvals, launch and commercialize our products and continue research and development programs.

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

Because we have incurred operating losses since inception, and based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months, which raises substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements included elsewhere in this Report. These losses are expected to continue for at least a period of time. The financial statements included elsewhere in this Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

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

In connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In 2022, we remediated deficiencies related to inventory cost accounting procedures, and to the extent possible, the segregation of duties. In addition, we completed our internal control design and formalized various internal control processes and procedures as of December 31, 2022. However, due to the small size of our accounting and financial reporting team, as well as recent staff turnover even with processes and procedures in place to mitigate the risk of a material misstatement, we believe that there is still a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. If we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may continue to conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions or record inflation.

U.S. and global markets are experiencing volatility and disruption and the global economy has been, and may continue to be, negatively impacted by Russia’s ongoing military conflict with Ukraine. As a result of Russia’s invasion of Ukraine in February 2022, the U.S., the European Union, the United Kingdom, other G7 countries, as well as various other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Addition, in October 2023, Hamas militants and members of certain other organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Shortly thereafter, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. It is possible that other countries and/or regional organizations will join the hostilities as well, including without limitation Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in further expansion of the conflict. The conflict between Israel and Hamas is ongoing, and the length and impact of the ongoing military conflict is highly unpredictable.

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China, including certain executive orders that may impact the pharmaceutical industry and other similar industries in the U.S. Moreover, both the U.S. and China have recently imposed sanctions upon certain companies and individuals based in the other country, and have also imposed certain import and export restrictions and tariffs on products originating from the other country. Any additional executive action, legislative action or potential sanctions with China could materially impact our current manufacturing partners and our agreements with them.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or Israel and Hamas, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Cybersecurity risks and cyber incidents, as well as other significant disruptions of our information technology networks and related systems and resources, could adversely affect our business, disrupt operations and expose us to liabilities to employees, customers, governmental regulators, and other third parties.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we permit certain employees to perform some or all of their business activities remotely, we collect and store certain personal identifying and/or confidential information relating to our employees, customers, vendors and suppliers, and we maintain operational and financial information related to our business. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions, which exposes us to supply-chain attacks or other business disruptions.

We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack.

We have implemented certain systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management. Additionally, we rely on third-parties for virtually all of our operating infrastructure, who may themselves have standards of materiality of cybersecurity risks that differ from the materiality standards of Tivic itself.

Our ability to conduct our business may be impaired if our or our services providers’ information technology networks, systems or resources, including our and their websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of our or their information technology resources by:

•
a third party,
•
natural disaster,
•
a failure of hardware or software due to a design or programmatic flaw,
•
a failure of hardware or software security controls,
•
telecommunications system failure,
•
service provider error or failure,
•
fraudulent transactions,
•
intentional or unintentional personnel actions,
•
lost connectivity to our networked resources, or
•
a failure of disaster recovery system.

A significant and extended disruption could damage our business or reputation and cause, amongst other things, loss of revenues or customer relationships, unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. Our disaster recovery procedures and contingency planning rely heavily on third-party providers and may prove insufficient to fully protect Tivic operations and business interests

The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm and/or could have a material and adverse effect on our business, financial position or results of operations.

We rely on third parties to supply and manufacture our devices, which could cause supply shortages, and we expect to continue to rely on third parties to manufacture and supply our devices.

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

For us to be successful, third parties providing us with sales, marketing, manufacturing, distribution and other business operations services must be able to provide us with such services in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs, and on a timely basis. While our service providers have generally met our expectations in the past, their ability and willingness to continue to do so going forward, and the ability and willingness of any new service provider to meet our expectations in the future, may be limited for several reasons, including our relative importance as a customer. Additionally, we rely on third-party online retailers such as Amazon, BestBuy, Walmart, FSAStore and other specialty online retailers, as well as the parties that we have entered into distribution agreements with, to sell our products. We do not have long-term agreements in place with certain of these third parties and there is no guarantee that such third parties will continue to allow us to sell our products through their platforms or channels. Accordingly, we may be exposed to disruptions or reduced qualify of services, including access to distribution channels, due to factors beyond our direct control, which may impact our ability to operate successfully.

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

We provide product guarantees to our customers, pursuant to which we allow for the return of products from customers within 60 days after the original sale. We also provide a one-year warranty for any defective product. Existing and future product guarantees and warranties place us at the risk of incurring future returns and repair and/or replacement costs. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components sourced from our suppliers, our guaranty and warranty obligation is affected by actual product defect rates, parts and equipment costs and service labor costs incurred in correcting a product defect. During the years ended December 31, 2023 and 2022, we accrued return reserves equal to approximately 12% and 10%, respectively, of gross revenues. We believe our reserve as of December 31, 2023 is adequate. However, our reserves set aside to cover warranty returns and customer returns may be inadequate due to an unanticipated number of customer returns, undetected product defects, unanticipated component failures or changes in estimates for material, labor and other costs we may incur to replace projected product defects. As a result, if actual customer returns, product defect rates, parts and equipment costs or service labor costs exceed our estimates, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may pursue marketing and selling our products internationally, which would likely be primarily done through e-commerce accelerators, distribution arrangements and regional licensing. We have limited experience operating outside the United States, and we will likely need to rely heavily on distributors and licensees in the event that we expand internationally. Expansion into international markets may expose us to, among other things, the following additional risks:

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

The occurrence of regional epidemics or a global pandemic such as COVID-19 may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices from 2020 into 2023. The extent to which global pandemics, including as a result of the lingering effects of COVID-19 on the global economy, impact our business going forward will depend on various factors such as the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

Measures taken by the governments of countries affected by future pandemics could adversely impact our business, financial condition, or results of operations. Potential disruptions may include, without limitations, delays in processing registrations or approvals by applicable state or federal regulatory bodies, delays in product development efforts and/or clinical trials, and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our ClearUP device or other products.

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

The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the U.S. no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department previously enacted sanctions related to China’s governing of Hong Kong, and the U.S. may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars.

Changes to Chinese regulations affecting the manufacture of electronic components may also be unpredictable. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang Uyghur Autonomous Region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Additionally, China has recently implemented significant restrictions on the export of gallium and germanium, both of which are used for the manufacture of computer chips. Changes to regulations in China and/or any other country where we may source components in the future may also be unpredictable and could affect the manufacture of electronic components in such countries and our ability to purchase components on a cost-effective basis. Any regulatory changes and changes in United States and China relations, or changes in relations with the United States any other country where we may source components in the future, may have a material adverse effect on our vendors in China and other such countries which could materially harm our business and financial condition.

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

Risks Related to Our Intellectual Property

We are highly dependent on our IP, and our methods of protecting our IP may not be adequate or could be costly.

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

We may be unable to enforce our IP rights throughout the world.

The laws of some foreign countries do not protect IP rights to the same extent as the laws of the United States. The area of bioelectronic medicine, specifically, is a nascent and emerging industry. To the extent we demonstrate novel means to manage physiological functions, the nature and degree of IP protection we can obtain throughout the world may vary. Many companies have encountered significant problems in protecting and defending IP rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other IP rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our IP rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our IP.

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

In the year ended December 31, 2023, we sold an aggregate of 1,369,230 shares of our common stock to certain investors through registered public offerings, which resulted in aggregate net proceeds of approximately $8.5 million. We anticipate that we will issue additional shares of capital stock in conjunction with future funding requirements. Any issuance of shares of our common stock, or securities exercisable for or convertible into shares of our common stock, for the purpose of securing capital will result in the dilution of the ownership interests of our existing stockholders.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. As of December 31, 2023, based on an analysis completed by management, our internal controls were not effective due to the existence of a material weakness. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting (as we have for the period covered by this Report), if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the Commission or other regulatory authorities, which could require additional financial and management resources.

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

Provisions in our amended and restated certificate of incorporation, as amended ("Certificate of Incorporation"), and amended and restated bylaws, as amended ("Bylaws"), may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include provisions that:

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

Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could result in increased costs for our stockholders to bring a claim and could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to the Company or our stockholders, creditors or other constituents; (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws; or (v) or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, or the Company consents in writing to the selection of an alternative forum, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation and Bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act or Exchange Act. Nothing in our Certificate of Incorporation or Bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, this choice of forum provision could result in increased costs for our stockholders to bring a claim and could may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision that will be contained in our Certificate of Incorporation and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Risk management and strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third party service providers in the near term to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described in “Risk Management and Strategy” above.

Our audit and risk committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the audit and risk committee of our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit and risk committee provides regular updates to the board of directors on such reports.

Item 2 – Properties

Our principal executive office is located at 25821 Industrial Blvd., Suite 100, Hayward, California 94545. On November 17, 2021, we entered into a sublease agreement for approximately 9,091 square feet of office and warehouse space. The term of the sublease will expire on October 31, 2025. Monthly rent for the premises is currently $13,020 per month (which will be subject to 3% escalations annually), plus the Company’s pro rata share of operating expenses, which are currently approximately $4,500 per month.

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

Our common stock, par value $0.0001 per share, has been publicly traded on The Nasdaq Capital Market under the symbol “TIVC” since our initial public offering on November 11, 2021. Prior to our initial public offering, there was no public market for our common stock.

Holders

As of March 20, 2024, there were approximately 99 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended December 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

Overview

Tivic is a bioelectronic medicine company developing and commercializing drug-free treatments for various diseases and conditions. Bioelectronic medicine, also referred to as electroceuticals or neuromodulation, is the treatment of disease and conditions by preferentially activating electrical functions of the body to modify central or peripheral nerve activity. ClearUP is our first commercial product, and is FDA-approved for the treatment of sinus pain and congestion. It has also been granted a CE-Mark as a medical device for the treatment of sinus pain, pressure and congestion. ClearUP is currently sold in the U.S. directly to consumers on various platforms and through reseller channels. The Company has also recently announced the expansion of its IP portfolio and research programs related to vagus nerve stimulation to expand its applications in non-invasive bioelectronic medicine.

Business Overview

Bioelectronic medicine is an emerging market. Since our formation in September 2016, we have devoted substantially all of our efforts to the development and marketing of our proprietary technology platform to provide noninvasive, drug-free treatments and treatment candidates for various diseases and conditions. In 2019, we launched ClearUP in the U.S. market. ClearUP is approved by the FDA for sale in the U.S. for the two FDA-approved indications noted above and has a CE Mark (which covers a third indication of sinus pressure and gives us commercial access to European Union Member states and certain other countries). We currently sell ClearUP directly to consumers online through our own website, Amazon, and Walmart in addition to wholesale via major and specialty retailers, such as BestBuy, FSAStore, and others.

Recent Events

In the first quarter of 2024:

•
We launched ClearUP 2.0 with improved charging circuitry, which also incorporated cost and usability improvements previously undertaken in 2022 and 2023.
•
We completed enrollment in the vagus nerve study at The Feinstein Institutes for Medical Research and anticipate final data read-outs in early Q2 of 2024.

Business Activities

Reverse Stock Split - 2023

Effective August 23, 2023, the Company implemented a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-100. As a result of the reverse stock split, the total number of shares of Common Stock held by each stockholder of the Company were converted automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to completion of the reverse stock split divided by 100. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplied the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the Company’s common stock, as well as the options and warrants outstanding and exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Report, including the financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

2023 Capital Raises

On February 13, 2023, we sold an aggregate of 200,000 shares of our common stock to certain investors at a public offering price of $25.00 per share (less underwriting discounts and commissions) in a firm commitment underwritten public offering. This offering resulted in aggregate gross proceeds to the Company of $5.0 million. Aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses paid by the Company, was approximately $3.6 million. ThinkEquity LLC served as underwriter for the offering. The securities issued in connection with the offering were registered pursuant to the registration statement on Form S-1 (File No. 333-268010), which was initially filed with the Commission on October 26, 2022, and amended on December 09, 2022, December 20, 2022, January 6, 2023, February 1, 2023, and February 9, 2023, which the Commission declared effective on February 8, 2023.

From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of common stock to certain investors at prices ranging from $4.00 to $5.50 per share in a series of registered public offerings, resulting in aggregate gross proceeds to the Company of approximately $5.2 million. Aggregate net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $4.3 million. Maxim served as the placement agent, on a “reasonable best efforts basis,” in connection with each of the offerings. The shares of common stock sold in the offerings were offered pursuant to final prospectus supplements, filed with the SEC, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269494), which was initially filed with the Commission on February 1, 2023 and was declared effective on February 8, 2023. See footnote No, 9 "Common Stock" and No. 10 "Common Stock Warrants" in the accompanying financial statements for additional information regarding each of the offerings.

Operational Updates

Fiscal 2023

In 2023, we invested in our marketing, product design, distribution relationships, and quality systems as follows:

•
In February, Tivic received successful recertification to ISO 13485, the international standard for medical device quality systems. This allowed Tivic, in early 2023, to recertify under the European Union Medical Device Certificate (CE-Mark).
•
In March, we completed supplier qualification and first article inspections at ALOM Technologies Corporation (“ALOM”) and Microart Services Inc. (“Microart”), allowing Tivic to reduce assembly production costs by 40% and improve gross margins substantively by end of year.
•
In April, we completed a 2000-person marketing segmentation study to inform our advertising and pricing structure. We subsequently implemented a price increase for ClearUP that negatively impacted direct sales and retail order volumes in Q2, but substantively improved gross profit throughout the course of the year.
•
In May, we launched a B2B portal to support our strategy to increase physician and healthcare provider engagement, including physician resale and recommendation programs for ClearUP.
•
In late June, we entered into a non-exclusive distribution agreement with Cardinal Health for our products.
•
In late August, we entered into a non-exclusive agreement with AmerisourceBergen, soon to be Cencora, to make our products available on AmerisourceBergen’s third-party marketplace.
•
In late September, we entered into an agreement with InStep Health® to introduce ClearUP to over 2,500 healthcare providers and their patients.

•
In Q3, we initiated and subsequently launched a printed circuit board redesign to address charging issues associated with a purchased component used in ClearUP. The redesigned circuitry began shipping in late December 2023 and launched formally as ClearUP 2.0 in January 2024.

In 2023, we also invested in our product innovation and development programs as follows:

•
In early April, we filed our first patent in Vagus Nerve Stimulation with the USPTO, expanding our IP portfolio into new clinical targets.
•
In mid-April, we announced a research collaboration with The Feinstein Institutes for Medical Research to conduct a pilot clinical study that will test a novel non-invasive bioelectronic device approach for vagus nerve stimulation.
•
In July, we announced that the USPTO had issued us a sixth patent for our bioelectronic platform, expanding our IP portfolio to include the proprietary contacts, conductive circuitry design, and algorithms to optimize therapy delivery in our handheld monopolar design.
•
In August, we received study approval from the Institutional Review Board (“IRB”) of The Feinstein Institutes for Medical Research and initiated study recruitment and enrollment for our vagus nerve program.
•
We expanded our post-operative pain clinical study to include Otolaryngology and Facial Plastic Surgery patients. This study aims to investigate the potential benefits of a drug-free alternative to traditional post-operative pain management methods.

As a result of these programs, the Company was named to Fast Company’s prestigious annual list of the World’s Most Innovative Companies for 2023 in the Medical Device category. Additionally, in 2022, Global Health & Pharma named Tivic Health the Most Pioneering Bioelectronic Medicine Company of 2022.

We have continued to intentionally maintain a small core team at this stage of the Company, including decreasing our headcount to reduce operating expenses. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, contract manufacturing organizations, software-as-a-service platforms, clinical research organizations, academic research partnerships, finance and accounting support, and legal support to carry out our operations.

Components of Results of Operations

Revenue

Revenue is generated by the sale of our ClearUP and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. We currently sell directly to consumers through our own website, Amazon and Walmart. We also sell to major and specialty distributors and online retailers, such as FSAStore and Best Buy. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA-approved bioelectronic treatment for sinus pain and congestion.

Cost of Sales

Cost of sales consists primarily of the materials and services to manufacture our products, the internal personnel costs to oversee manufacturing and supply chain functions, and the shipment of goods to customers. A significant portion of our cost of sales is currently in fixed and semi-fixed expenses associated with the management of manufacturing and supply chain. Cost of sales is expected to increase on an absolute basis as sales volume increases. Cost of sales is expected to decrease as a proportion of revenue with (i) the continued optimization of our supply chain, and (ii) the allocation of fixed and semi-fixed expenses over increasing unit sales volume over time.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to improve with optimization of our product design and supply-chain, and increasing sales volume over which fixed and semi-fixed costs are allocated.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase modestly as we continue to expand our markets and distribution channels.

General and Administrative Expenses

General and administrative expenses include D&O insurance, personnel costs, expenses for outside professional services and other expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Outside professional services consist of legal, finance, accounting and audit services, and other consulting fees. We expect general and administrative expenses to remain relatively flat.

Other Income / Expense, Net

Other income and expense include interest expense, change in fair value of derivative liabilities, loss on extinguishment of debt, and other income.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
Statement of operations data:	2023	2022	Change
Revenue	$1,176	$1,840	$(664)
Cost of sales	889	1,541	(652)
Gross profit	287	299	(12)
Operating expenses:
Research and development	1,655	1,730	(75)
Sales and marketing	2,125	2,792	(667)
General and administrative	4,752	5,875	(1,123)
Total operating expenses	8,532	10,397	(1,865)
Loss from operations	(8,245)	(10,098)	1,853
Other income:
Interest income	1	2	(1)
Total other income	1	2	(1)
Net loss before income taxes	$(8,244)	$(10,096)	$1,852

Revenue

Revenue (net of returns) decreased $664 thousand, or -36%, to $1.2 million for the year ended December 31, 2023 from $1.8 million for the year ended December 31, 2022, which decrease was primarily attributable to decreased unit sales of -52%. Unit sales were approximately 7,400 for the year ended December 31, 2023 and were approximately 15,400 for the year ended December 31, 2022. Ancillary revenues were less than 1.5% of total revenue for both of the years ended December 31, 2023 and 2022.

	Year Ended December 31,
Statement of operations data (in thousands):	2023	2022	Change
Product Revenue
Direct-to-consumer	$1,079	$1,635	$(556)
Reseller	261	416	(155)
Returns	(164)	(211)	47
Revenue	$1,176	$1,840	$(664)

Direct-to-consumer product revenue decreased $556 thousand ,or -34%, to $1.1 million for the year ended December 31, 2023 from $1.6 million for the year ended December 31, 2022, which was due to decreased unit sales of -53%, offset by an average direct-to-consumer price increase of 46% over the prior year. Direct-to-consumer unit sales were approximately 5,400 for the year ended December 31, 2023 compared to approximately 11,400 for the year ended December 31, 2022. The decrease in unit sales was due to the price increases in 2023 as well as the reduction of unprofitable marketing spend.

Reseller channel product revenue decreased $155 thousand, or -37%, to $261 thousand for the year ended December 31, 2023 from $416 thousand for the year ended December 31, 2022, attributable to decreased unit sales of -50%. Reseller channel unit sales were approximately 2,000 for the year ended December 31, 2023 and were approximately 4,000 for the year ended December 31, 2022. Average reseller channel selling prices increased 21% in 2023 compared to 2022. The decrease in unit sales and the increase in average selling price were primarily due to the termination of less profitable reseller channels in 2023.

Returns as a percentage of product revenue was approximately 12% for the year ended December 31, 2023 and 10% for the year ended December 31, 2022.

Cost of Sales

Cost of sales for the year ended December 31, 2023 was $889 thousand compared to $1.5 million for the year ended December 31, 2022, a decrease of $652 thousand, or -42%. The decrease was primarily attributable to the -52% decrease in overall unit sales, offset by an increases of $140 thousand of costs related to scrapped inventory and $32 thousand for a reserve against inventory. The costs for scrap and inventory reserves were primarily related to inventory components included in our ClearUP 1.0 unit. With the launch of ClearUP 2.0 in the fourth quarter of 2023, we do not expect to incur similar costs in 2024.

Variable cost of goods sold includes product costs, fulfillment, shipping and purchase price variances and other inventory adjustments. Variable cost of goods sold was $641 thousand, or $86.61 per unit, for the year ended December 31, 2023, as compared to $1.3 million, or $87.04 per unit, for the year ended December 31, 2022. The decrease in variable costs of goods sold was primarily due to reduction in variable costs associated with new supply chain partners, offset by inventory obsolescence associated with the transition in sales to ClearUP 2.0 at year-end.

Fixed cost of goods sold includes third-party product support and logistic fees and allocated overhead costs. Fixed cost of goods sold increased to $248 thousand for the year ended December 31, 2023, as compared to $203 thousand for the year ended December 31, 2022, primarily due to increased product support costs in 2023, which in turn was primarily associated with certain hourly service charges and periodic minimum spend obligations included Tivic's contracts with its supply chain partners.

Gross profit for the year ended December 31, 2023 was $287 thousand compared to a gross profit of $299 thousand for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses decreased by $75 thousand to $1.7 million for the year ended December 31, 2023 from $1.7 million for the year ended December 31, 2022. The decrease was primarily due to reduced compensation costs related to decreased headcount. The emphasis of research and development activities in 2023 was primarily related to our work with The Feinstein Institutes. Activities in 2022 were primarily focused on product research and design in the migraine therapeutic area, initiation of a double-blind randomized controlled trial for post-operative pain relief following sinus surgery, and enhancement of our intellectual property protection.

We expect to incur additional research and development expenses related to extending the indications for our product(s) in the near term.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $2.1 million for the year ended December 31, 2023, compared to $2.8 million for the year ended December 31, 2022. The decrease was primarily due to a decrease of $925 thousand in advertising and agency costs, offset by increases of $327 thousand related to the expansion of our internal marketing team and $76 thousand in public relations costs.

General and Administrative Expenses

General and administrative expenses decreased to $4.8 million for the year ended December 31, 2023, compared to $5.9 million for the year ended December 31, 2022, primarily due to decreased legal and professional fees of $919 thousand and a net decrease in other corporate expenses of $221 thousand as a result of the Company’s efforts to reduce costs.

Other Income

Other income was immaterial for the years ended December 31, 2023 and 2022, and consists of interest income from money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. During the years ended December 31, 2023 and 2022, we generated revenue of $1.2 million and $1.8 million, respectively. Additionally, during the years ended December 31, 2023 and 2022, we incurred net losses of $8.2 million and $10.1 million, respectively, and used $8.5 million and $8.9 million of cash for operations, respectively. As of December 31, 2023, we had cash and cash equivalents of $3.4 million, working capital of $3.3 million and an accumulated deficit of $37.9 million.

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

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the year ended December 31, 2023, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, evaluating and diligencing potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase as we advance our vagus nerve platform, as well as discover, acquire, validate or develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We plan to increase our research and development investments in our vagus nerve platform and clinical applications thereof in 2024. Furthermore, we have incurred, and will continue to incur, costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will generate significant revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As previously disclosed, we encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. Although we currently do not anticipate a supply shortage, unforeseen shortages may continue to pose a material risk for the Company in the near term or future. We regularly evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in inflation and other economic factors) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $37.9 million through December 31, 2023. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently generate sales revenue direct-to-consumer though our own websites, Amazon.com and Walmart.com. We also sell to major and specialty U.S. online retailers such as BestBuy and FSAStore and through distributors including McKesson's affiliate Simply Medical, Cardinal Health and Amerisource Bergen. Our ability to grow sales revenue will depend on successfully executing a comprehensive marketing campaign to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate, foundation or government funding sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(8,511)	$(8,919)
Cash used in investing activities	$(118)	$(11)
Cash provided by (used in) financing activities	8,507	(528)
Net decrease in cash and cash equivalents	$(122)	$(9,458)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $8.5 million, which consisted primarily of net loss of $8.2 million decreased by non-cash charges of $485 thousand and increased by a net change of $752 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $271 thousand and amortization of right-of-use assets of $174 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable of $610 thousand, an increase in prepaid and other current assets of $92 thousand, a decrease in lease liabilities of $161 thousand and an increase in accrued expenses of $103 thousand.

Net cash used in operating activities for the year ended December 31, 2022 was $8.9 million, which consisted primarily of net loss of $10.1 million decreased by non-cash charges of $572 thousand and further decreased by a net change of $605 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $398 thousand and amortization of right-of-use assets of $164 thousand. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $534 thousand and a decrease in prepaid and other current assets of $558 thousand, offset by an increase in inventory of $434 thousand and a decrease in lease liabilities of $178 thousand.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2023 and 2022 was related to the purchases of equipment and product development.

Financing Activities

Our financing activities provided $8.5 million of cash during the year ended December 31, 2023, which consisted primarily of proceeds from the sale of an aggregate of 1,369,230 shares of our common stock, net of offering discounts and other costs.

Our financing activities used $528 thousand of cash during the year ended December 31, 2022, which consisted of $584 thousand of deferred offering costs in connection with the sale of our common stock which closed subsequent to December 31, 2022, offset by $56 thousand of proceeds from the exercise of stock options.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world has continued to be been affected by the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. Inflation has risen, Federal Reserve interest rates have increased over the last year, and the general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over the last three years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

We encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. We experienced increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and shortages of certain parts and supplies that were necessary components for our products. As a result, we carried increased inventory balances in 2023 to ensure availability of necessary products and to secure pricing. Although we currently do not anticipate a supply shortage will continue to pose a material risk for the Company in the near term, we are continuing to evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in inflation and other economic factors) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that the price of our components increases significantly or we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

The United States has recently implemented tariffs on certain imported goods, including on certain items imported from China. In addition, China has imposed tariffs on a wide range of American products and placed restrictions on the export of certain items, including gallium and germanium, in retaliation for these American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs or export restrictions by China and/or other countries. Any resulting trade war could negatively impact our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold.

Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine and more recent conflict between Israel and Hamas. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts in Ukraine and Israel/Palestine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as further supply chain interruptions. Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine or the conflict between to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

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

Inflation

Inflation has increased recently and future rates are unknown. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with the ongoing conflicts between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased component and services pricing.

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

Lease costs recorded during the years ended December 31, 2023 and 2022 were $222 thousand and $223 thousand, respectively.

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

As of December 31, 2023, the total compensation cost related to nonvested service-based awards not yet recognized is $440 thousand. The weighted-average period over which the nonvested awards is expected to be recognized is 2.04 years. The aggregate intrinsic value of stock options outstanding as of December 31, 2023 was zero for both vested and unvested options.

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

We have taken advantage of reduced reporting requirements in this Report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2023, included elsewhere in this Report.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

See the financial statements included elsewhere in this Report beginning at page F-1, which are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, where appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

In connection with this assessment, management determined that there was a material weakness in the Company's internal controls over financial reporting due to the small size of our accounting and financial reporting team. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the material weakness, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was not effective. Management reviewed the results of management’s assessment with the Audit and Risk Committee of our Board of Directors.

In order to address and resolve the weakness, the Company is evaluating the optimal accounting and finance personnel level/resources, to the extent feasible based upon the company's financial position, and continue to enhance its relevant processes and procedures.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2023 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s goal is to continue to improve upon our internal control environment as we refine our processes and procedures to address our growing business and operations in other geographies. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make, which may include, without limitation, retaining a third party to assist with the implementation of any such remediations. The retention of third-party service providers for purposes of remediation may involve us incurring material costs in the future.

Item 9B - Other Information

As previously disclosed, November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”), with ALOM, pursuant to which ALOM provides, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to the Company's end customers and retailers within the United States. The consideration payable by the Company to ALOM for services rendered under the ALOM Agreement is calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, the Company became subject to a $25 thousand minimum monthly purchase requirement.

On March 5, 2024, the Company and ALOM entered into an amendment to the ALOM Agreement, pursuant to which ALOM agreed to waive the hourly account management charges and minimum monthly purchase requirements set forth in the ALOM Agreement for the period from January 2024 through June 2024, and the parties further agreed to extend the initial term of the agreement to December 31, 2024. The Company is currently evaluating alternative providers for the services provided by ALOM as an effort to continue to further reduce both direct and indirect costs associated with product manufacturing and distribution.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth the names, ages, and positions of our directors as of March 20, 2024. There are no arrangements or understandings between any director and any other person pursuant to which any director was or is to be selected as a director.

Name	Age	Position
Jennifer Ernst	55	Chief Executive Officer and Director
Sheryle Bolton	77	Chair of the Board
Karen Drexler	64	Director
Dean Zikria	56	Director

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

Board Classification

In accordance with the terms of our Certificate of Incorporation, as amended, our board of directors (“Board”) is divided into three staggered classes, and each of our directors is assigned to one of the three classes, Class I, Class II and Class III. Each class of directors is elected for a three-year term, provided that the first term for each class of directors will expire as set forth below. Currently, our directors are divided among the three classes as follows:

•	the Class I director is Karen Drexler, and her current term will expire at our 2025 annual meeting of stockholders;

•	the Class II director is Dean Zikria, and his current term will expire at our 2026 annual meeting; and

•	the Class III directors are Sheryle Bolton and Jennifer Ernst, and their initial terms will expire at our 2024 annual meeting of stockholders.

Board Committees

The Board has three standing committees, the Audit and Risk Committee, the Compensation Committee, and the Nominations and Corporate Governance Committee, to assist it with the performance of its responsibilities. The Board designates the members of these committees and the committee chairs based on the recommendation of the Nominations and Corporate Governance Committee. The Board has adopted written charters for each of these committees, all of which can be found on our corporate website at https://tivichealth.com/investor/. The chair of each committee develops the agenda for that committee and determines the frequency and length of committee meetings.

Audit and Risk Committee

Our Board has established an Audit and Risk Committee which consists of three independent directors, Dean Zikria, Sheryle Bolton and Karen Drexler, with Sheryle Bolton serving as the Chairperson. The Board has determined that each member of the Audit and Risk Committee meets the independence requirements of Rule 10A-3 of the Exchange Act, and the applicable rules of Nasdaq, and has sufficient knowledge in financial and auditing matters to serve on the Audit and Risk Committee. The committee’s primary duties include:

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
•
overseeing the audit and other services of our independent registered public accounting firm and being directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the Audit and Risk Committee;
•
providing an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board;
•
reviewing any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;
•
preparing the Audit and Risk Committee report for inclusion in our proxy statement for our annual stockholder meetings;
•
establishing procedures for complaints received regarding our accounting, internal accounting control and auditing matters;
•
overseeing the Company’s enterprise risk management process; and
•
approving all audit and permissible non-audit services conducted by our independent registered public accounting firm.

The Board has determined that Sheryle Bolton is an “audit committee financial expert,” as that term is defined in the rules promulgated by the Commission pursuant to the Sarbanes-Oxley Act. The Board has further determined that each of the members of the Audit and Risk Committee is financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

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
•
administering the Company’s compensation recovery policy;
•
approving corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives;
•
determining and approving executive officer compensation, including base salary and incentive awards;
•
reviewing and approving, or making recommendations to the Board regarding, compensation plans;
•
administering our equity incentive plan, subject to Board approval; and
•
reviewing succession planning for key executives.

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

Nominations and Corporate Governance Committee

Our Board has also established a Nominations and Corporate Governance Committee which consists of Dean Zikria, Sheryle Bolton and Karen Drexler, with Karen Drexler serving as Chairperson. The committee’s primary duties include:

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

Nomination of Directors

Our Nominations and Corporate Governance Committee is charged with making recommendations to our Board regarding qualified candidates to serve as members of the Board. The Nominations and Corporate Governance Committee’s goal is to assemble a board of directors with the skills and characteristics that, taken as a whole, will assure a strong board of directors with experience and expertise in all aspects of corporate governance. Accordingly, the committee believes that candidates for director should have certain minimum qualifications, including personal integrity, strength of character, an inquiring and independent mind, practical wisdom, and mature judgment. In evaluating director nominees, the Nominations and Corporate Governance Committee considers the following factors:

(1)
The appropriate size of the Board;

(2)
The Company’s needs with respect to the particular talents and experience of its directors;
(3)
The knowledge, skills, and experience of nominees, including experience in technology, business, finance, administration, and/or public service; and
(4)
Relevant Nasdaq, SEC, California, and investor recommendations and requirements.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominations and Corporate Governance Committee may also consider such other factors as it deems to be in the Company’s and its stockholders’ best interests, including diversity. Although the Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominations and Corporate Governance Committee is committed to complying with the diversity requirements of Nasdaq. The Nominations and Corporate Governance Committee does, however, believe it appropriate for at least one member of the Board to meet the criteria for an “audit committee financial expert,” as defined by Commission rules, and for a majority of the members of the Board to meet the definition of an “independent director” under Nasdaq listing standards. The Nominations and Corporate Governance Committee also believes it is appropriate for our chief executive officer to serve on our Board.

The Nominations and Corporate Governance Committee identifies nominees by first evaluating the current members of the relevant class of our Board that are willing to continue in service. Current members of our Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, but the committee at all times seeks to balance the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the relevant class of our Board does not wish to continue in service at the time that their term is scheduled to expire, the Nominations and Corporate Governance Committee’s policy is to not re-nominate that member for re-election. The Nominations and Corporate Governance Committee identifies the desired skills and experience of a new nominee, and then uses its network and external resources to solicit and compile a list of eligible candidates.

We do not have a formal policy concerning stockholder recommendations of nominees for director to the Nominations and Corporate Governance Committee as, to-date, we have not received any recommendations from stockholders requesting the Nominations and Corporate Governance Committee to consider a candidate for inclusion among the Company’s slate of nominees in our proxy statements. However, the absence of such a policy does not mean that such recommendations will not be considered. Notwithstanding the foregoing, stockholders wishing to recommend a candidate for election must follow the process outlined in Section 2.5 of our Bylaws and comply with the rules established by the Commission, including Rule 14a-19(b) of the Exchange Act, as applicable.

Executive Officers

The following table sets forth the names, ages, and positions of our executive officers as of March 20, 2024. There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected to serve in such role.

Name	Age	Position
Jennifer Ernst	55	Chief Executive Officer and Director
Kimberly Bambach	52	Interim Chief Financial Officer
Blake Gurfein, PhD	40	Chief Scientific Officer

Jennifer Ernst. Please see Ms. Ernst’s biography under the section entitled “Directors,” above.

Kimberly Bambach currently serves as Tivic's Interim Chief Financial Officer since May 2023, with 30+ years of financial leadership experience in both public and private companies. Her background includes financial leadership in medical and retail markets, manufacturing, wholesale distribution, licensing, digital media, and broadcasting. Ms. Bambach specializes in scaling finance organizations in early development stage to post commercial, large international corporations and IPOs assisting with the navigation through transitions between the different phases of business and fundraising efforts. Prior to joining the Company, Ms. Bambach served as the Chief Financial Officer at Jushi Holdings, Inc., where she played a pivotal role in the company's rapid growth, reverse merger, multi-state acquisitions, equity/debt raises as well as the associated regulatory filings in both IFRS & US GAAP. She received Bachelors of Science Degrees in Finance from SUNY Brockport, and an MBA in Strategic Planning from the Lubin School of Business at Pace University in New York City.

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

Compensation Recovery Policy

In November 2023, we adopted a compensation recovery policy (the “Compensation Recovery Policy”) that is designed to comply with, and will be interpreted in a manner consistent with, Section 10D and Rule 10D-1 of the Exchange Act and the applicable rules of the Nasdaq Stock Market, including any interpretive guidance provided by Nasdaq. Under our Compensation Recovery Policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Compensation Recovery Policy. Furthermore, under the Compensation Recovery Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

A copy of our Compensation Recovery Policy is attached as Exhibit 97.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2023 and written representations that no other reports were required, Kimberly Bambach inadvertently failed to timely file a Form 3 in connection with her appointment as Interim Chief Financial Officer in April 2023; there were no other late Section 16 filings during the year ended December 31, 2023.

Item 11 – Executive Compensation

Overview

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “Summary Compensation Table,” below. For the fiscal year ending December 31, 2023, our “named executive officers” and their positions were as follows:

•
Jennifer Ernst, our Chief Executive Officer;
•
Blake Gurfein, our Chief Scientific Officer; and
•
Ryan Sabia, our Chief Operating Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2023 and December 31, 2022, the dollar value of all cash and noncash compensation earned by our named executive officers, as set forth above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Totals ($)
Jennifer Ernst,	2023	275,000	—	15,393	38,947	329,340
CEO and Director	2022	275,000	—	123,320	20,901	419,221
Blake Gurfein, PhD	2023	303,409	40,625	12,315	48,672	405,021
Chief Scientific Officer	2022	275,000	50,938	29,038	29,926	384,902
Ryan Sabia (3)	2023	229,167	10,000	12,315	33,759	285,241
Chief Operating Officer	2022	254,205	24,750	41,484	16,994	337,433

(1)
Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of stock options. These amounts represent the grant date fair value of stock options granted in fiscal 2023 and 2022 computed in accordance with FASB ASC Topic 718. We do not include any impact of estimated forfeitures related to service-based vesting terms in these calculations.
(2)
Includes the cost of health insurance coverage and benefits paid by the Company for each named executive officer that is not reimbursed.

(3)
On January 22, 2024, Ryan Sabia was terminated as an employee and Chief Operating Officer of the Company.

Narrative to the summary compensation table

Employment Agreements/Arrangements

As of the year ended December 31, 2023, we had executive offer letters in place with Jennifer Ernst, our Chief Executive Officer; Blake Gurfein, our Chief Science Officer; and Ryan Sabia, our Chief Operating Officer, as well as a consulting agreement with Kimberly Bambach, our Interim Chief Financial Officer. A summary of the terms is set forth below.

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

Executive Offer Letter with Blake Gurfein

In January 2018, we entered into a standard at will offer with Blake Gurfein, which was amended in part in February 2019. Pursuant to his offer letter, Mr. Gurfein is entitled to a base salary of $350 thousand per annum and, will be eligible to receive, at the sole discretion of the Board, an annual end-of-year incentive bonus in an amount up to 25% of his base salary. The annual end-of-year incentive bonus, if earned, will be determined by the Board, in its sole discretion, and will be based on subjective or objective criteria, as approved by the Board.

Mr. Gurfein’s employment is “at will,” meaning that either he or the Company are entitled to terminate Mr. Gurfein’s employment at any time and for any reason, with or without cause. In the event that his employment with the Company is terminated for any reason before December 31 of any given year, he will not be entitled to receive an annual end-of-year bonus. In the event that Mr. Gurfein’s employment terminates as a result of an involuntary Separation of Service (as defined in the regulations interpreting Section 409A of the Internal Revenue Code), other than for cause, Mr. Gurfein will be eligible to receive his full base salary for a period of six months after termination, as well as reimbursement for COBRA premiums him and his covered dependents for six months after termination. Notwithstanding the foregoing, such severance benefits shall be waived in the event that a Separation of Services occurs within 12 months of a change of control that results in proceeds to Mr. Gurfein of $2,000,000 or more.

Executive Offer Letter with Ryan Sabia

On April 1, 2022, we entered into an executive offer letter with Ryan Sabia. Pursuant to his executive offer letter, and prior to his termination in January 2024, Mr. Sabia was entitled to a base salary of $250 thousand per annum (subject to review and adjustment in accordance with the Company’s normal performance review practices) and, commencing with the 2022 calendar year (payable in the first quarter of 2023), was eligible to receive, at the sole discretion of the Board, an annual end-of-year incentive bonus in an amount up to 25% of base salary. The annual end-of-year incentive bonus, if earned, was to be determined by the Board, in its sole discretion, and was to be dependent upon the achievement of certain Company milestones and profitability, and such other milestones as the Board deems appropriate.

Mr. Sabia was terminated as an employee and Chief Operating Officer of the Company. Mr. Sabia received salary and benefits earned by him through his termination date, and was not entitled to, and did not receive, any separation benefits in connection with his termination. Additionally, all outstanding options to purchase Company common stock held by Mr. Sabia as of his termination date terminated.

Agreement with Kimberly Bambach

Kimberly Bambach was appointed as the Company’s Interim Chief Executive Officer, effective April 28, 2023, and was retained to provide such services as a non-employee consultant pursuant to a consulting agreement. Pursuant to such agreement, Ms. Bambach is entitled to receive $200 per hour for services provided in her capacity as Interim Chief Financial Officer. The agreement shall remain effective until such time as it is terminated by either party.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2023. See “Equity Incentive Plan Information,” below, for additional information regarding our equity incentive plans.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jennifer Ernst	575	—		—	$13.20	4/1/2028	—	—	—	—
	917	1,083	(1)	—	$183.00	2/4/2027	—	—	—	—
	—	1,250	(2)	—	$13.00	5/8/2033	—	—	—	—
Blake Gurfein	413	412	(3)	—	$459.00	12/14/2031	—	—	—	—
	79	—		—	$12.00	4/3/2028	—	—	—	—
	53	—		—	$12.00	6/27/2028	—	—	—	—
	162	188	(4)	—	$167.00	2/4/2032	—	—	—	—
	—	1,000	(2)	—	$13.00	5/8/2033	—	—	—	—
Ryan Sabia(6)	345	155	(5)	—	$160.00	6/17/2031	—	—	—	—
	126	124	(3)	—	$459.00	12/14/2031	—	—	—	—
	230	270	(1)	—	$167.00	2/4/2032	—	—	—	—
	—	1,000	(2)	—	$13.00	5/8/2033	—	—	—	—

(1)
The options vest as follows: (i) 25% on February 4, 2023, and (ii) the remaining 75% in equal installments over the next 36 months.
(2)
The options vest as follows: (i) 25% on May 8, 2024, and (ii) the remaining 75% in equal installments over the next 36 months.
(3)
The options vest as follows: (i) 25% on December 14, 2022, and (ii) the remaining 75% in equal monthly installments over the next 36 months.
(4)
The options vest as follows: (i) 25% on February 4, 2022, and (ii) the remaining 75% in equal monthly installments over the next 36 months.
(5)
The options vest as follows: (i) 25% on March 1, 2022, and (ii) the remaining 75% in equal monthly installments over the next 36 months.
(6)
As noted above, Mr. Sabia was terminated as an employee of the Company on January 24, 2024. In connection with his termination, all of the outstanding stock options held by Mr. Sabia as of that date terminated.

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

Share reserve. Under the 2017 Plan, 9,813 shares of our common stock were reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, and other stock-based awards. With respect to the share reserve under the 2017 Plan:

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

Share reserve. Under the 2021 Plan, 9,375 shares of our common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards as of the date of its adoption by the Company. With respect to the share reserve under the 2021 Plan:

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

In addition, the 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding on December 31st of the preceding calendar year or (ii) such number of shares determined by the Board, in its discretion. In accordance with this provision, on January 1, 2022, the number of shares of our common stock authorized for issuance under the 2021 Plan automatically increased from 9,375 shares to 14,233 shares (an increase equal to 5% of the number of our outstanding shares of common stock as of December 31, 2021). Additionally, on January 1, 2023, the number of shares of our common stock authorized for issuance under the 2021 Plan automatically increased from 14,233 shares to 19,072 shares (an increase equal to 5% of the number of our outstanding shares of common stock as of December 31, 2022). Additionally, on January 1, 2024, the number of shares of our common stock authorized for issuance under the 2021 Plan automatically increased from 19,072 shares to 92,376 shares (an increase equal to 5% of the number of our outstanding shares of common stock as of December 31, 2023).

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

Director Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our Board for the year ended December 31, 2023.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)(2)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Sheryle Bolton	63,000	—	2,121	—	—	—	65,121
Karen Drexler	50,000	—	2,121	—	—	—	52,121
Dean Zikria	35,000	—	2,121	—	—	—	37,121

(1)
These amounts reflect the cash payments that we made as compensation for Board services during fiscal year 2023.
(2)
These amounts represent the grant date fair value of stock options granted in fiscal 2023 computed in accordance with FASB ASC Topic 718. We do not include any impact of estimated forfeitures related to service-based vesting terms in these calculations.
(3)
As of December 31, 2023, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Sheryle Bolton	893	—
Karen Drexler	956	—
Dean Zikria	893	—

On December 16, 2021, our Board, upon recommendation of the Compensation Committee, approved an annual compensation plan for our Board (the “Board Compensation Plan”), which Board Compensation Plan is still in effect. In accordance with the Board Compensation Plan, directors of the Company will be entitled to receive the following annual compensation, which amounts will be paid in equal quarterly installments in accordance with our policies:

•
Annual Retainer for all Directors: $35,000
•
Chairperson of the Board: $15,000
•
Chairperson of the Audit and Risk Committee: $13,000
•
Chairperson of the Compensation Committee: $9,000
•
Chairperson of the Nominating and Governance Committee: $6,000

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of March 20, 2024 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), and (iii) all of our directors and named executive officers as a group. As of March 20, 2024, there are no persons known to us to beneficially own more than 5% of each class of our outstanding common stock. As of March 20, 2024, there were 1,466,092 shares of our common stock issued and outstanding.

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

Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Jennifer Ernst(2)	14,012	*
Blake Gurfein, PhD(3)	2,199	*
Dean Zikria(4)	443	*
Sheryle Bolton(5)	443	*
Karen Drexler(6)	687	*
All directors and executive officers as a group (5 persons)	17,784	1.2%

* Less than 1%

(1)
Unless otherwise indicated in the footnotes to the table, the address for each beneficial owner listed is c/o Tivic Health Systems, Inc., 25821 Industrial Blvd., Suite 100, Hayward, CA 94545.
(2)
Includes 11,999 shares of common stock held by Ms. Ernst, and options to purchase 2,013 of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 20, 2024).
(3)
Includes 1,120 shares of common stock held by Dr. Gurfein, as well as options to purchase 1,079 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 20, 2024).
(4)
Includes options to purchase 443 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 20, 2024).
(5)
Includes options to purchase 443 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 20, 2024).
(6)
Includes 181 shares of common stock held by Ms. Drexler, and options to purchase 506 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 20, 2024).

Equity Incentive Plan Information

The following table provides information as of December 31, 2023, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	14,661	$144.41	7,190
Equity compensation plans not approved by security holders	—	—	—
Total	14,661	$144.41	7,190

(1)
Represents outstanding stock options granted to our current or former employees, directors and consultants pursuant to the 2017 Equity Incentive Plan (the “2017 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”).

Item 13 – Certain Relationships and Related Transactions, and Director Independence

There have not been any transactions or any series of similar transactions, since January 1, 2022, nor are we aware of any such pending transactions, to which we were a party or will be a party, in which:

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

Policies and Procedures Regarding Related Party Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120 thousand and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit and Risk Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The related person transactions disclosed in this Proxy Statement were each approved by the full Board or Audit and Risk Committee, as applicable.

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

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board has affirmatively determined that each of Dean Zikria, Sheryle Bolton and Karen Drexler qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq. These rules require that our Audit and Risk Committee be composed of at least three directors, all of whom must be independent members.

Item 14 – Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fee Information

The following table sets forth the aggregate fees billed by Rosenberg Rich Baker Berman, P.A. (“RRBB”), independent registered public accounting firm, for the services indicated for each of the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Audit fees (1)	$143,075	$114,085
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$143,075	$114,085

(1)
Includes fees for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2023 and 2022 included in this Report; and the S-1 Registration Statement, as amended, initially filed with the Commission in 2022 in connection with our public offering that closed in February 2023; and with the prospectus supplements to our S-3 Registration Statement that were filed in 2023 in connection with our equity offerings that closed in 2023; (ii) the review of our interim period financial statements for fiscal years 2023 and 2022; and (iii) related services that are normally provided in connection with regulatory filings or engagements.

Audit Committee Pre-Approval Policies and Procedures

Our Audit and Risk Committee pre-approves all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm. Under our Audit and Risk Committees pre-approval policies and procedures, the Audit and Risk Committee generally preapproves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit and Risk Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. Our Audit and Risk Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

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
(3)
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)
Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/21

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed August 21, 2023 (effective August 23, 2023).	8-K	8/22/2023

4.1	Specimen Stock Certificate.	S-1A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S-1A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1A	10/29/2021

4.4	Description of Securities.	10-K	3/31/2022

4.5	Form of Representative's Warrant (February 2023 offering).	8-K	2/13/2023

4.6	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.7	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.8	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

10.1(a)#	2017 Equity Incentive Plan, as amended, dated April 13, 2017.	S-1	8/3/2021

10.1(b)#	Form Agreements under 2017 Equity Incentive Plan.	S-1	8/3/2021

10.2(a)#	2021 Equity Incentive Plan, dated August 7, 2021.	S-1A	9/9/2021

10.2(b)#	Form Agreements under 2021 Equity Incentive Plan.	S-1A	9/9/2021

10.3#	Form of Restricted Stock Purchase Agreement.	S-1A	9/9/2021

10.4#	Form of Indemnification Agreement for directors and officers.	S-1A	9/9/2021

10.5†	Letter Agreement, between Tivic Health Systems, Inc. and Future Electronics Corp., dated April 6, 2020.	S-1A	9/9/2021

10.6†	Form of United States Special Product Agreement for Bonded Inventory, between Tivic Health Systems, Inc. and Future Electronics Corp.	S-1A	9/9/2021

10.7#	Executive Offer Letter, between Tivic Health Systems, Inc. and Jennifer Ernst, dated July 31, 2021.	S-1A	9/9/2021

10.8	Sublease Agreement, between the Company and Czarnowski Display Services, Inc., dated November 17, 2021.	10-K	3/31/2022

10.9#	Executive Offer Letter, between Tivic Health Systems, Inc. and Veronica Cai, dated April 1, 2022.	8-K	4/5/2022

10.10#	Executive Offer Letter, between Tivic Health Systems, Inc. and Ryan Sabia, dated April 1, 2022.	8-K	4/5/2022

10.11†	Manufacturing Agreement, between Tivic Health Systems, Inc. and Microart Services, Inc., dated October 21, 2022.	8-K	10/25/2022

10.12†	Fulfillment Services Agreement, between Tivic Health Systems, Inc. and ALOM Technologies Corporation, dated November 25, 2022.	8-K	12/1/2022

10.13	Form of Securities Purchase Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/11/2023

10.14	Form of Securities Purchase Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/19/2023

10.15	Form of Securities Purchase Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	8/9/2023

10.16	Amendment #1 to Fulfillment Services Agreement, between Tivic Health Systems, Inc. and ALOM Technologies Corporation, dated March 5, 2024.			X

19.1	Tivic Health Systems, Inc. Insider Trading Policy.			X

23.1	Consent of Rosenberg Rich Baker Berman, P.A.			X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

97.1#	Tivic Health Systems, Inc. Compensation Recovery Policy.	X

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	**

101 SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

March 25, 2024

TIVIC HEALTH SYSTEMS, INC.

By:	/s/ Jennifer Ernst
Jennifer Ernst
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jennifer Ernst	Chief Executive Officer (Principal Executive Officer)	March 25, 2024
Jennifer Ernst

/s/ Kimberly Bambach	Interim Chief Financial Officer	March 25, 2024
Kimberly Bambach	(Principal Financial and Accounting Officer)

/s/ Sheryle Bolton	Chair of the Board of Directors	March 25, 2024
Sheryle Bolton

/s/ Karen Drexler	Director	March 25, 2024
Karen Drexler

/s/ Dean Zikria	Director	March 25, 2024
Dean Zikria

TIVIC HEALTH SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tivic Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tivic Health Systems, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company's auditor since 2020

Somerset, New Jersey

March 25, 2024

Tivic Health Systems, Inc.

Balance Sheets

December 31, 2023 and 2022

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,395	$3,517
Accounts receivable, net	174	107
Inventory, net	756	863
Deferred offering costs	—	584
Prepaid expenses and other current assets	327	235
Total current assets	4,652	5,306
Property and equipment, net	122	12
Right-of-use assets, operating lease	349	523
Other assets	34	34
Total assets	$5,157	$5,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$713	$1,323
Other accrued expenses	495	392
Operating lease liability, current	193	163
Total current liabilities	1,401	1,878
Operating lease liability	176	367
Total liabilities	1,577	2,245
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 1,466,092 and 96,778 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid in capital	41,466	33,272
Accumulated deficit	(37,886)	(29,642)
Total stockholders’ equity	3,580	3,630
Total liabilities and stockholders’ equity	$5,157	$5,875

The accompanying notes are an integral part of these financial statements.

Tivic Health Systems, Inc.

Statements of Operations

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue	$1,176	$1,840
Cost of sales	889	1,541
Gross profit	287	299
Operating expenses:
Research and development	1,655	1,730
Sales and marketing	2,125	2,792
General and administrative	4,752	5,875
Total operating expenses	8,532	10,397
Loss from operations	(8,245)	(10,098)
Other income:
Interest income	1	2
Total other income	1	2
Net loss before income taxes	$(8,244)	$(10,096)
Net loss per share - basic and diluted	$(10.40)	$(104.32)
Weighted-average number of shares - basic and diluted	793,043	96,778

The accompanying notes are an integral part of these financial statements.

Tivic Health Systems, Inc.

Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

(in thousands except share and per share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2022	—	$—	97,153	$—	$32,818	$(19,546)	$13,272
Exercise of stock options	—	—	563	—	56	—	56
Repurchase of restricted common stock	—	—	(938)	—	—	—	—
Stock-based compensation expense	—	—	—	—	398	—	398
Net loss	—	—	—	—	—	(10,096)	(10,096)
Balances at December 31, 2022	—	$—	96,778	$—	$33,272	$(29,642)	$3,630
Issuance of common stock, net of issuance costs	—	—	1,369,230	—	7,560	—	7,560
Issuance of warrants	—	—	—	—	363	—	363
Issuance of common stock in lieu of fractional shares for stock split	—	—	84	—	—	—	—
Stock-based compensation expense	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	(8,244)	(8,244)
Balances at December 31, 2023	—	$—	1,466,092	$—	$41,466	$(37,886)	$3,580

The accompanying notes are an integral part of these financial statements.

Tivic Health Systems, Inc.

Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8,244)	$(10,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	271	398
Depreciation	8	10
Amortization of right-of-use asset	174	164
Reserve for inventory obsolescence	32	—
Changes in operating assets and liabilities:
Accounts receivable	(67)	1
Inventory	75	(434)
Prepaid expenses and other current assets	(92)	558
Accounts payable	(610)	534
Accrued expenses	103	109
Lease liabilities	(161)	(178)
Other assets	—	15
Net cash used in operating activities	(8,511)	(8,919)
Cash flows from investing activities
Acquisition of property and equipment	(118)	(11)
Net cash used in investing activities	(118)	(11)
Cash flows from financing activities
Proceeds from exercise of stock options	—	56
Proceeds from issuance of common stock, net of issuance costs	8,507	—
Offering costs in advance of sale of common stock	—	(584)
Net cash provided by (used in) financing activities	8,507	(528)
Net decrease in cash and cash equivalents	(122)	(9,458)
Cash and cash equivalents
Beginning of period	3,517	12,975
End of period	$3,395	$3,517

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$363	$—
Deferred offering costs charged to additional paid-in-capital	$584	$—

The accompanying notes are an integral part of these financial statements.

Tivic Health Systems, Inc.

Notes to Financial Statements

December 31, 2023 and 2022

(amounts are as indicated)

1.
Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”), was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation. The Company's first commercial product, ClearUP, is an FDA approved medical device for the treatment of sinus pain, pressure and nasal congestion. The Company is headquartered in Hayward, California.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Certain reclassifications have been made to the prior year's balance sheet, statement of operations and statement of cash flows to conform to the current year presentation.

Going Concern Uncertainty

The accompanying financial statements have been prepared as if the Company will continue as a going concern. As noted above, the Company has experienced losses and negative cash flows from operations; incurred a net loss of $8.2 million during the year ended December 31, 2023; had cash and cash equivalents of $3.4 million as of December 31, 2023; and had an accumulated deficit of $37.9 million as of December 31, 2023. The Company's working capital as of December 31, 2023 was approximately $3.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our technologies; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to establish collaborative arrangements; completion of any acquisitions or other strategic transactions; marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from existing as well as new customers. We also will be required to efficiently manufacture and deliver on those purchase orders. These activities, including our planned research and development efforts, may require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan.

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

Reverse Stock Split

In August 2023, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-100 reverse stock split of the issued and outstanding shares of the Company’s common stock, which was effected on August 23, 2023. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. Fractional shares were not issued, and instead, the Company issued one whole share of the post reverse split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. Consequently, 84 shares of common stock were issued in lieu of fractional shares. In addition, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. All share and per share amounts for the common stock, as well as the stock options, and warrants outstanding and exercise prices thereof, included in the financial statements and these footnotes thereto have been retroactively restated to give effect to the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents were $3.2 million and $3.1 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of each December 31, 2023 and 2022, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of December 31, 2023 and 2022, the reserve for obsolescence was $32,000 and zero, respectively.

Deferred Offering Costs

Deferred offering costs are comprised of costs incurred in connection with financing arrangements that have not closed as of the end of the period. As of December 31, 2022, deferred offering costs of $584 thousand, primarily consisted of legal fees, technical accounting support, printer costs and other regulatory filing fees related to the sale of 200,000 shares of our common stock, which closed subsequent to year-end. Deferred offering costs are reclassified to additional paid in capital upon closing of the financing transaction. There were no deferred offering costs as of December 31, 2023.

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

The Company sells its products through direct sales and reseller. Revenue is recognized when control of the promised goods is transferred to the customers or the resellers, upon shipment of the product, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction.

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of December 31, 2023 and 2022, the contract liability related to the Company’s deferred revenues approximated $8 thousand and $2 thousand, respectively, and are included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on a third party to have procedures in place to detect and prevent credit card fraud as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
Product Revenue by Sales Channel	2023	2022
Product Revenue
Direct-to-consumer	$1,079	$1,635
Reseller	261	416
Returns	(164)	(211)
Revenue	$1,176	$1,840

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers in each of the years ended December 31, 2023 and 2022 were $3 thousand. Shipping costs for delivery of product to customers in the years ended December 31, 2023 and 2022 were $59 thousand and $96 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Returns

The Company estimates a reserve for future product returns based several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as Other accrued expenses on the balance sheet. As of December 31, 2023 and 2022, the reserve for sales returns was $52 thousand and $19 thousand, respectively.

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Sales and marketing expenses also include payroll costs and stock-based compensation expense for employees involved in marketing activities. Sales and marketing expenses are primarily related to growing and retaining the customer base. Advertising and other promotional costs to market the Company’s products and services amounted to $822 thousand and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Despite recent concerns regarding the stability of certain banking institutions in the United States, management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of each December 31, 2023 and 2022, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $3.0 million.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During 2023, the majority, or 79%, of the Company's sales have been to individual consumers. As of December 31, 2023, the Company had one customer whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable (81%) compared with two customers at December 31, 2022 (43% and 18%).

For the year ended December 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (20%) compared with one customer for the year ended December 31, 2022 (20%).

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

Recently issued accounting pronouncement - Not yet adopted:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The guidance, which becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, requires public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, to improve reportable segment disclosures about significant segment expenses. We do not believe that ASU 2023-07 will have a material impact on our reporting as we operate in one reportable segment.

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740)- Improvements to Income Tax Disclosures. The guidance applies to all entities that are subject to Topic 740, Income taxes and becomes effective for public business entities for annual periods beginning after December 15, 2024. The guidance requires enhanced disclosures related to income taxes including: additional information in the rate reconciliation; further breakdown of income taxes paid; and other disclosures that may help investors to better understand the entities tax landscape. We do not believe that ASU 2023-09 will have a material impact on our financial reporting.

3.
Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalent's carrying value and fair value at December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$3,243	$3,243	$3,243	$—	$—
Total assets	$3,243	$3,243	$3,243	$—	$—

	As of December 31, 2022
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$3,074	$3,074	$3,074	$—	$—
Total assets	$3,074	$3,074	$3,074	$—	$—

Cash equivalents – Cash equivalents of $3.2 million and $3.1 million as of December 31, 2023 and 2022, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2023 and 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2023 and 2022.

4.
Inventory, net (in thousands)

	December 31, 2023	December 31, 2022
Raw materials	$752	$724
Work in process	—	23
Finished goods	36	116
Inventory at cost	788	863
Less reserve for obsolescence	(32)	—
Inventory	$756	$863

5.
Property and equipment, net (in thousands)

	December 31, 2023	December 31, 2022
Computers and equipment	$11	$11
Manufacturing tools and dies	148	30
Total property and equipment	159	41
Less accumulated depreciation	(37)	(29)
Property and equipment, net	$122	$12

Depreciation expense was $8 thousand and $10 thousand for the years ended December 31, 2023 and 2022, respectively.

6.
Commitments and Contingencies

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

The lease costs for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease cost	$201	$201
Short term lease cost	21	22
Total lease cost	$222	$223

Amounts reported in the balance sheet for leases where the Company is the lessee as of December 31, 2023 are as follows (in thousands):

Right-of-use assets, operating lease	$349
Operating lease liabilities, current	$193
Operating lease liabilities, non-current	176
Total operating lease liabilities	$369
Remaining lease term (in years)	1.75
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $206 thousand and $189,000 for the years ended December 31, 2023 and 2022, respectively, which is included in operating activities in the statements of cash flow.

Future minimum lease payments remaining as of December 31, 2023 under the operating lease by fiscal year are as follows (in thousands):

Fiscal Year
2024	210
2025	178
Total minimum lease payments	388
Less imputed interest	(19)
Present value of lease payments	$369

ALOM Fulfillment Service Agreement

On November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”), with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States. During the term of the ALOM Agreement, ALOM shall provide the services in accordance with purchase orders issued by us from time to time. The consideration payable by us to ALOM for services rendered under the ALOM Agreement will be calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, we became subject to $25 thousand minimum monthly purchase requirement. The ALOM Agreement has a three-year initial term, with automatic annual renewals, and may be terminated for convenience by either party upon sixty days written notice to the other party. Subsequent to the year ended December 31, 2023, the ALOM Agreement was amended to waive hourly account management charges and minimum monthly purchase requirements for the period from January 2024 through June 2024, and to extend the initial term of the agreement to December 31, 2024.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of December 31, 2023.

7.
Other Accrued Expenses (in thousands)

	December 31, 2023	December 31, 2022
Accrued payroll and related	$218	$145
Accrued secondary offering costs	—	150
Delaware franchise tax	160	—
Other	117	97
Total other accrued expenses	$495	$392

8.
Preferred Stock

There were no series of preferred stock designated and no shares issued or outstanding at December 31, 2023 and 2022.

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

9.
Common Stock

At December 31, 2023 and 2022, there were 1,466,092 and 96,778 shares of Company common stock issued and outstanding, respectively.

On April 1, 2022, the Company exercised its right and repurchased 938 shares of unvested restricted common stock from an employee upon the termination of such employee's employment by the Company.

On February 13, 2023, the Company sold 200,000 shares of its common stock in an underwritten public offering at a price of $25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million. The net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. In addition, pursuant to the underwriting agreement entered into in connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 30,000 shares of common stock, solely to cover over-allotments. This option expired in March 2023, and the underwriter did not exercise its option to purchase any additional shares prior to such expiration. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued warrants to purchase an aggregate of 10,000 shares of Company common stock to designees of ThinkEquity. The designees paid an aggregate of $100 for the warrants. The warrants have an initial exercise price of $31.25 per share, have a term of four years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2023, no dividends on common stock had been declared by the Company. At December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	December 31,	December 31,
	2023	2022
Warrants to purchase common stock	59,497	2,727
Options issued and outstanding	14,661	12,698
Shares available for future stock option grants	7,190	4,564
Total	81,348	19,989

10.
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

A summary of the Company’s outstanding warrants as of December 31, 2023 is as follows:

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

2021 Equity Incentive Plan

In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan. Stock Purchase Rights may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option Agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2023, 4,839 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2022. Subsequent to the year ended December 31, 2023, on January 1, 2024, 73,304 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2023).

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

As of December 31, 2023, there were 7,190 shares of common stock available for issuance under the 2021 Plan.

The following table summarizes the option activity for the years ended December 31, 2023 and 2022:

			Options Outstanding
					Weighted-
	Shares		Weighted	Weighted-	Average	Aggregate
	Available		Average	Average	Remaining	Intrinsic
	For	Number of	Exercise	Grant Date	Contractual Life	Value
	Grant	Options	Price	Fair Value	(in years)	(in thousands)
Balances, January 1, 2022	7,073	6,082	$223.00	$1.06	8.56	$1,163
Shares reserved for issuance	4,858	—
Reserved shares cancelled	—	—
Options granted	(7,367)	7,367	$171.00	$1.01
Options forfeited / cancelled	—	(188)	$100.00	$0.44
Options expired	—	—	$—	$—
Options exercised	—	(563)	$100.00	$0.44
Balances, December 31, 2022	4,564	12,698	$200.00	$1.06	7.77	$62
Shares reserved for issuance	4,839	—
Reserved shares cancelled	—	—
Options granted	(5,750)	5,750	$12.68	$0.12
Options forfeited / cancelled	3,537	(3,787)	$131.45	$0.90
Options expired	—	—	$—	$—
Options exercised	—	—	$—	$—
Balances, December 31, 2023	7,190	14,661	$144.41	$0.74	7.42	$—

At December 31, 2023
Vested and exercisable		6,110	$199.12	0.97	6.27	$—

The weighted-average grant date fair value per share of stock options granted in 2023 and 2022 was $0.12 and $1.01, respectively. The aggregate intrinsic value of options vested and exercisable as of December 31, 2023 is calculated based on the difference between the exercise price and the current fair value of our common stock. As of December 31, 2023 there were no options outstanding or vested with an exercise price in excess of the market price of our stock.

The following table sets forth the status of the Company’s non-vested restricted common stock awards issued to employees:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2022	1,009	$0.36
Vested	(71)	$0.36
Cancelled	(938)	$0.36
Non-vested as of December 31, 2022	—	$—

The fair value of restricted stock awards vested during the year ended December 31, 2022 was $11 thousand. There were no restricted stock awards outstanding during the year ended December 31, 2023.

Stock-Based Compensation

Options generally vest over four years whereby 25% vest upon the first anniversary of the issuance date and 1/36th per month thereafter. Stock-based compensation expense recognized during the years ended December 31, 2023 and 2022 was $271 thousand and $398 thousand, respectively. As of December 31, 2023, there were total unrecognized compensation costs of $440 thousand related to share-based payment awards which is expected to be recognized over a weighted-average amortization period of 2.04 years.

Prior to the IPO, the grant date fair market value of the shares of common stock underlying stock options had historically been determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included valuations performed by an independent third-party, important developments in the Company's operations, sales of the Company’s convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company's common stock. For 2022 and 2023, the Company has used a comparative peer group for determining the expected volatility rate used in the calculation of fair value. Since the Company's stock has not been publicly traded for a sufficiently long period of time, the expected volatility rate is based on a review of the historical volatilities, over a period of time equivalent to the expected life of the instrument being valued, of similarly positioned public companies within the Company's industry.

The Company estimated the fair value of share-based payment awards using the Black-Scholes options valuation model. The fair value of share-based payment awards is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share-based payment awards was estimated on the date of grant using the following assumptions:

	2023	2022
Expected life (in years)	5.71 – 6.08	3.58 – 6.08
Expected volatility	114.59% - 153.33%	49.86% - 114.76%
Risk-free interest rate	3.50% - 4.01%	0.99% - 3.85%
Dividend yield	—%	—%

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

Total Stock-Based Compensation

Total stock-based compensation expense recorded related to share-based payment awards was allocated to research and development, sales and marketing, and general and administrative expense as follows (in thousands):

	2023	2022
Research and development	$103	$114
Sales and marketing	1	4
General and administrative	167	280
Total stock-based compensation	$271	$398

12.
Income Taxes

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2023 and 2022.

A reconciliation of the provision computed at the federal statutory rate to the provision for income taxes included in the accompanying statements of operations for the Company is as follows.

	For the Years Ended
	December 31, 2023	December 31, 2022
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	(15)%	7%
Research and development credits	(1)%	1%
Change in valuation allowance	(5)%	(29)%
Effective income tax rate	—%	—%

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$6,759	$6,536
Research and development credits	186	231
Research and development costs	465	292
Lease liability	103	145
Other temporary differences	158	159
Total deferred tax assets	7,671	7,363
Valuation allowance	(7,574)	(7,220)
Deferred tax assets recognized	97	143
Deferred tax liabilities:
Right-of-use assets	(97)	(143)
Total deferred tax liabilities	(97)	(143)
Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income. The valuation allowance increased by $354 thousand and $2.9 million for the years ended December 31, 2023 and 2022, respectively, due to current and previous year losses and credits claimed.

At December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $30.4 million and $23.3 million, respectively, which will begin to expire in 2036. Approximately $29.9 million of federal net operating losses can be carried forward indefinitely. At December 31, 2023 and 2022, the Company had state net operating loss carryforwards for California of approximately $5.1 million and $23.2 million, respectively, which will begin to expire in 2031. The Company also had federal and state research and development credit carryforwards of approximately $31 thousand and $296 thousand, respectively, at December 31, 2023. The federal credits start to expire in 2043. The California credits carryforward indefinitely.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows (in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Unrecognized tax benefits, beginning of year	$115	$53
Additions related to current year tax positions	(17)	62
Net deferred tax assets	$98	$115

During the year ended December 31, 2023 the amount of unrecognized tax benefits decreased by $17 thousand due to current year research and development credits generated during the year offset by a reduction in research and development credits available for use due to application of the Section 382 limitations. During the year ended December 31, 2022 the amount of unrecognized tax benefits increased by $62 thousand due to additional research and development credits generated during the year. As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits was $98 thousand and $115 thousand, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes line item in the statements of operations. As of December 31, 2023, and 2022, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files tax returns in U.S. Federal and state jurisdictions. The tax periods from 2016 to 2023 remain open to examination in all jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by the respective authorities. The Company is not currently under examination by income tax authorities for federal or state purposes.

13.
Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	For the Years Ended December 31,
	2023	2022
Common stock warrants	59,497	2,727
Common stock options issued and outstanding	14,661	12,698
Total	74,158	15,425

	For the Years Ended December 31,
	2023	2022
Net loss	$(8,244)	$(10,096)
Weighted-average number of shares - basic and diluted	793,043	96,778
Net loss per share - basic and diluted	$(10.40)	$(104.32)

14.
Related Party Transactions

In December 2021, the Company entered into an agreement with a significant shareholder for certain product development consultation services. During the years ended December 31, 2023 and 2022, the Company incurred $14 thousand and $18 thousand, respectively, of expenses in connection with the agreement. The expenses are included in research and development expense. There were no unpaid balances due to the shareholder at December 31, 2023.

15.
Subsequent Events

On March 5, 2024, the Company and ALOM entered into an amendment to the ALOM Agreement, pursuant to which ALOM agreed to waive the hourly account management charges and minimum monthly purchase requirements set forth in the ALOM Agreement for the period from January 2024 through June 2024, and the parties further agreed to extend the initial term of the agreement to December 31, 2024. The Company is currently evaluating alternative providers for the services provided by ALOM as an effort to continue to further reduce both direct and indirect costs associated with product manufacturing and distribution.