Form 10-Q
period 2024-03-31
Tivic Health Systems, Inc.
filed 2024-05-15
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

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

As of May 14, 2024, 6,183,592 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

March 31, 2024 and December 31, 2023

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,668	$3,395
Accounts receivable, net	74	174
Inventory, net	774	756
Deferred offering costs	61	—
Prepaid expenses and other current assets	250	327
Total current assets	2,827	4,652
Property and equipment, net	121	122
Right-of-use assets, operating lease	304	349
Other assets	34	34
Total assets	$3,286	$5,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$547	$713
Other accrued expenses	265	495
Operating lease liability, current	180	193
Total current liabilities	992	1,401
Operating lease liability	141	176
Total liabilities	1,133	1,577
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 1,473,592 and 1,466,092 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	41,520	41,466
Accumulated deficit	(39,367)	(37,886)
Total stockholders’ equity	2,153	3,580
Total liabilities and stockholders’ equity	$3,286	$5,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three Months Ended March 31, 2024 and 2023

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$334	$376
Cost of sales	167	263
Gross profit	167	113
Operating expenses:
Research and development	256	490
Sales and marketing	505	458
General and administrative	887	1,281
Total operating expenses	1,648	2,229
Loss from operations	(1,481)	(2,116)
Net loss	$(1,481)	$(2,116)
Net loss per share - basic and diluted	$(1.01)	$(10.52)
Weighted-average number of shares - basic and diluted	1,467,740	201,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2024 and 2023

(in thousands except share and per share data)

For the Three Months Ended March 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	96,778	$—	$33,272	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			200,000	—	3,412	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	296,778	$—	$36,963	$(31,758)	$5,205

For the Three Months Ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	1,466,092	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	7,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	1,473,592	$—	$41,520	$(39,367)	$2,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2024 and 2023

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,481)	$(2,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	54	84
Depreciation	1	2
Amortization of right-of-use asset	45	42
Inventory allowances	(4)	—
Changes is operating assets and liabilities:
Accounts receivable	100	31
Inventory	(14)	(80)
Prepaid expenses and other current assets	77	(59)
Accounts payable	(166)	(229)
Accrued expenses	(230)	(76)
Lease liabilities	(48)	(25)
Net cash used in operating activities	(1,666)	(2,426)
Cash flows from investing activities
Acquisition of property and equipment	—	(94)
Net cash used in investing activities	—	(94)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	4,191
Offering costs in advance of sale of common stock	(61)	(21)
Net cash provided by (used in) financing activities	(61)	4,170
Net increase (decrease) in cash and cash equivalents	(1,727)	1,650
Cash and cash equivalents
Beginning of period	3,395	3,517
End of period	$1,668	$5,167

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$—	$195
Deferred offering costs charged to additional paid-in-capital	$—	$584

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and March 31, 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

Going Concern Uncertainty

During the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $1.5 million and $2.1 million, respectively. At March 31, 2024, the Company had an accumulated deficit of $39.4 million. Cash and cash equivalents at March 31, 2024 were $1.7 million. During the three month periods ended March 31, 2024 and 2023, the Company had negative cash flows from operations of $1.7 million and $2.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash and cash equivalents totaled $1.7 million and $3.4 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each March 31, 2024 and December 31, 2023, the allowance for credit losses balance was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of March 31, 2024 and December 31, 2023, the reserve for obsolescence was $28 thousand and $32 thousand, respectively.

Deferred Offering Costs

Deferred offering costs are comprised of costs incurred in connection with financing arrangements that have not closed as of the end of the period. As of March 31, 2024, deferred offering costs of $61 thousand, primarily consisted of legal fees, technical accounting support, printer costs and other regulatory filing fees related to the sale of Company securities in a registered public offering, which closed subsequent to quarter-end (see Note 13 for additional information regarding the offering). Deferred offering costs are reclassified to additional paid in capital upon closing of the financing transaction. There were no deferred offering costs as of December 31, 2023.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of March 31, 2024 and December 31, 2023, the contract liability related to the Company’s deferred revenues approximated $3 thousand and $8 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Product Revenue by Sales Channel	2024	2023
Product Revenue
Direct-to-consumer	$301	$303
Reseller	62	98
Returns	(29)	(25)
Revenue	$334	$376

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. There were no shipping and handling fees paid by customers for the three months ended March 31, 2024 and 2023.

Shipping costs for delivery of product to customers in the three months ended March 31, 2024 and 2023 were $17 thousand and $15 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as "Other Accrued Expenses" on the balance sheet. As of March 31, 2024 and December 31, 2023, the reserve for sales returns was $11 thousand and $52 thousand, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of each March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $1.0 million and $3.0 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the first quarter of 2024, the majority, or 82%, of the Company's sales have been to individual customers. In 2023, the majority, or 79%, of the Company’s sales were to individual consumers. As of March 31, 2024, the Company had two reseller customers whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable (77% and 12%) compared with one such customer at December 31, 2023 (81%).

For the three months ended March 31, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (18%), compared to one such customer for the same period in 2023 (20%).

The lingering negative impacts of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, economic uncertainty in human capital management and certain other macroeconomic factors including climate change, inflation, and rising interest rates. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The guidance, which becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, requires public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, to improve reportable segment disclosures about significant segment expenses. We do not believe that ASU 2023-07 will have a material impact on our reporting as we operate in one reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)- Improvements to Income Tax Disclosures. The guidance applies to all entities that are subject to Topic 740, Income taxes and becomes effective for public business entities for annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2024. The guidance requires enhanced disclosures related to income taxes including: additional information in the rate reconciliation; further breakdown of income taxes paid; and other disclosures that may help investors to better understand the entities tax landscape. We do not believe that ASU 2023-09 will have a material impact on our financial reporting.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at March 31, 2024 and December 31, 2023 (in thousands):

As of March 31, 2024 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$1,243	$1,243	$1,243	$—	$—
Total assets	$1,243	$1,243	$1,243	$—	$—

As of December 31, 2023
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,243	$3,243	$3,243	$—	$—
Total assets	$3,243	$3,243	$3,243	$—	$—

Cash equivalents – Cash equivalents of $1.2 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the three months ended March 31, 2024 compared to the year ended December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

4. Inventory, net (in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)
Raw materials	$618	$752
Work in process	19	—
Finished goods	165	36
Inventory at cost	802	788
Less reserve for obsolescence	(28)	(32)
Inventory, net	$774	$756

5.
Property and equipment, net (in thousands)

	March 31, 2024	December 31, 2023
Computers and equipment	$11	$11
Manufacturing tools and dies	148	148
Total property and equipment	159	159
Less accumulated depreciation	(38)	(37)
Property and equipment, net	$121	$122

Depreciation expense was $1 thousand and $2 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

Lease costs for the three months ended March 31, 2024 and 2023 were $51 thousand and $50 thousand, respectively.

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2024 is shown below:

Remaining lease term (in years)	1.50
Discount rate	6.0%

Cash paid for amounts included in the measurement of operating lease liabilities were $51 thousand and $50 thousand for the three months ended March 31, 2024 and 2023, respectively, which is included in operating activities in the statement of operations.

Future minimum maturities of lease liabilities recognized on the condensed balance sheets as of March 31, 2024 are as follows (in thousands):

Fiscal Year
Remainder of 2024	$157
2025	178
Total minimum lease payments	335
Less imputed interest	(14)
Present value of lease payments	$321

ALOM Fulfillment Services Agreement

On November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”), with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States. During the term of the ALOM Agreement, ALOM shall provide the services in accordance with purchase orders issued by us from time to time. The consideration payable by us to ALOM for services rendered under the ALOM Agreement will be calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, we became subject to $25 thousand minimum monthly purchase requirement. The ALOM Agreement has a three-year initial term, with automatic annual renewals, and may be terminated for convenience by either party upon sixty days written notice to the other party. On March 5, 2024, the ALOM Agreement was amended to waive hourly account management charges and minimum monthly purchase requirements for the period from January 2024 through June 2024, and to extend the initial term of the agreement to December 31, 2024.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of March 31, 2024.

7. Other Accrued Expenses (in thousands)

	March 31, 2024	December 31, 2023
Accrued payroll and related	$100	$218
Delaware franchise tax	20	160
Research study costs	66	51
Other	79	66
Total other accrued expenses	$265	$495

8. Preferred Stock

There were no series of preferred stock designated and no shares issued or outstanding at March 31, 2024 and December 31, 2023.

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

9. Common Stock

At March 31, 2024 and December 31, 2023, there were 1,473,592 and 1,466,092 shares of Company common stock issued and outstanding, respectively.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of March 31, 2024, no dividends on common stock had been declared by the Company. At March 31, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2024	2023
Warrants to purchase common stock	59,497	59,497
Options issued and outstanding	54,369	14,661
Shares available for future stock option grants	32,786	7,190
Total	146,652	81,348

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

In July and August 2023, the Company issued a total of 47,670 warrants to purchase shares of common stock to Maxim Group LLC ("Maxim"), the placement agent for each of the three public offerings of the Company's common stock completed during the period. The warrants are exercisable at any time beginning six months after the closing date of the applicable equity offering and expire five years from the from the commencement of sales under the applicable offering. Of the warrants issued in the offerings, 13,000 are exercisable beginning on January 11, 2024 at a price of $6.60 per share; 20,500 are exercisable beginning on January 19, 2024 at a price of $4.80 per share; and 13,270 are exercisable beginning on February 9, 2024 at a price of $4.92 per share.

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

The fair value of the warrants issued in 2023 was estimated on the date of grant using the following assumptions:

	2023
	Minimum	Maximum
Expected life (in years)	4.0	5.0
Expected volatility	116.1%	123.9%
Risk-free interest rate	3.98%	4.24%
Dividend yield	0%	0%

A summary of the Company’s outstanding warrants as of March 31, 2024 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	500	$104.00	July 1, 2026
Common Stock	500	$104.00	November 15, 2026
Common Stock	1,727	$625.00	November 10, 2026
Common Stock	10,000	$31.25	August 9, 2027
Common Stock	13,000	$6.60	July 10, 2028
Common Stock	20,500	$4.80	July 14, 2028
Common Stock	13,270	$4.92	August 4, 2028

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

2021 Equity Incentive Plan

In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Options granted under the 2021 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Compensation Committee of the Company’s board of directors, who is responsible for administering the 2021 Plan. Stock Purchase Rights may also be granted under the 2021 Plan. The term shall be no more than ten years from the date of grant thereof. In the case of an Incentive Stock Option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option Agreement. To the extent outstanding awards under the 2021 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2021 Plan. The 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding shares of the Company’s common stock on December 31st of the preceding calendar year or (ii) such number of shares determined by the board of directors, in its discretion. On January 1, 2023, 4,839 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2022. On January 1, 2024, 73,304 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2023.

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

As of March 31, 2024, there were 32,786 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the three months ended March 31, 2024:

	Outstanding	Exercisable
January 1, 2024	14,661	6,110
Granted	42,000	—
Vested	—	347
Canceled or expired	(2,292)	(781)
Exercised	—	—
March 31, 2024	54,369	5,676

The weighted-average exercise price as of March 31, 2024 for stock options outstanding and stock options exercisable was $34.52 and $200.07, respectively. The weighted average remaining contractual life as of March 31, 2024 for stock options outstanding and stock options exercisable was 9.28 and 5.88 years, respectively.

The following table sets forth the status of the Company's non-vested restricted common stock awards:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2024	—	$-
Issuance of restricted common stock	7,500	$1.34
Vested	—	$-
Cancelled	—	$-
March 31, 2024	7,500	$1.34

There were no restricted stock awards outstanding during the year ended December 31, 2023.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$22	$31
Sales and marketing	—	2
General and administrative	32	51
Total stock-based compensation	$54	$84

12. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Three Months Ended
	March 31,
	2024	2023
Warrants to purchase common stock	59,497	12,727
Common stock options issued and outstanding	54,369	12,239
Total	113,866	24,966

13. Subsequent Events

On May 9, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell, issue and deliver, in a registered public offering (the “Offering”) (i) 4,710,000 shares (“Shares”) of common stock, (ii) 4,710,000 Series A warrants (the “Series A Warrants”) to purchase up to 4,710,000 shares of common stock and (iii) 7,065,000 Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) to purchase up to 7,065,000 shares of common stock, to the investors. Under the terms of the Purchase Agreement, the Company agreed to sell one share of common stock together with one Series A Warrant and one and a half Series B Warrants at a combined public offering price of $0.85 per share and Common Warrants. The Common Warrants are exercisable immediately upon issuance and have an exercise price of $0.85 per share, subject to adjustment. The Series A Warrants will expire one year from the date of issuance and the Series B Warrants will expire five years from the date of issuance.

The Offering closed on May 13, 2024. The securities were registered pursuant to the registration statement on Form S-1 (File No. 333-278383), which was initially filed with the SEC on March 29, 2024, and amended on April 29, 2024 and May 8, 2024, and declared effective on May 9, 2024.

Maxim acted as placement agent, on a “reasonable best efforts” basis, in connection with the Offering. On May 9, 2024, the Company and Maxim entered into a Placement Agency Agreement (the “Placement Agency Agreement”), pursuant to which, as compensation for services rendered by Maxim in connection with the Offering, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the gross proceeds of the Offering (amounting to $280 thousand) at closing, as well as $100 thousand for the reimbursement of certain of Maxim’s expenses. Additionally, the Company issued to Maxim, as part of Maxim's compensation, 188,400 warrants to purchase up to an aggregate of 188,400 shares of common stock (the “Placement Agent Warrants”), equal to 4.0% of the aggregate number of Shares placed in the Offering. The Placement Agent Warrants have a term of five years from the commencement of sales under the Offering, are exercisable commencing six months from the closing date, and have an exercise price of $0.935 per share (equal to 110% of the combined public offering price per share and Common Warrants).

The Company received gross proceeds from the Offering of approximately $4.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company. The net proceeds to the Company from the Offering, after deducting the placement agent fees and expenses and estimated Offering expenses (excluding proceeds to the Company, if any, from the future exercise of the Common Warrants and Placement Agent Warrants), were approximately $3.5 million. The Company intends to use the net proceeds from the Offering as working capital for general corporate purposes.

In conjunction with the closing of the Offering, the Company entered into a Warrant Agency Agreement with Equiniti Trust Company, LLC (“Equiniti”), pursuant to which Equiniti agreed to act as warrant agent with respect to the Common Warrants issued by the Company in the Offering.

In addition, the Company (i) has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of the Company’s (or its subsidiary’s) securities for a period of ninety days from the closing of the Offering, subject to certain exceptions and (ii) shall not effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction. Additionally, in connection with the Offering, each of the officers and directors of the Company entered into lock-up agreements, pursuant to which they agreed not to sell or transfer any of the Company securities they hold, subject to certain exceptions, during the 90-day period following the closing of the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q, as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10‑Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, each of which Risk Factors are incorporated in this Quarterly Report on Form 10-Q by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Business Overview

Tivic Health is a health tech company focused on bioelectronic medicine. Bioelectronic medicine is a branch of the global neuromodulation market that treats disease and conditions by modulating the electrical signals carried along various nerve pathways. The field grew out of the neuromodulation industry and relied, historically, on implantable devices (e.g., pacemakers, spinal implants, deep brainstimulators). IDTechEx has identified several fast-growing areas in the bioelectronic medicine field, including peripheral nerve stimulation, which it has indicated is forecasted to grow at a 35% CAGR from 2019 through 2029. Tivic currently has two non-invasive bioelectronic platforms designed to deliver therapeutic benefits via manipulation of such signals without the use of traditional implanted technology.

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

First Commercial Product

Tivic Health currently markets one commercial product under the brand name “ClearUP Sinus Pain Relief.” ClearUP is built on our patented, handheld neuromodulation design and was developed by Tivic Health for the treatment of sinus and allergy-related conditions. It uses ultra-low current electrical waves to relieve sinus pain and congestion symptoms that are prevalent in nasal allergies, sinus infections, chronicsinusitus, cold and flu and other disease conditions. ClearUP had U.S. FDA approval for the treatment of sinus pain and congestion, and is the first FDA-approved bioelectronic treatment of the foregoing indications. Additionally, ClearUP has E.U. CE Mark approval for the treatment of sinus pain, pressure and congestion.

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

Customers can purchase ClearUP products directly from Tivic via our own website and through major online stores, including Amazon, Walmart, BestBuy, FSAStore and HSA Store. The Company has also entered distribution agreements with McKesson, Cardinal Health and Amerisource Bergen (now Cencora).

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

Recent Developments

May 2024 Public Offering

On May 13, 2024, we sold an aggregate of (i) 4,710,000 shares of common stock, (ii) Series A warrants to purchase up to 4,710,000 shares of common stock and (iii) Series B warrants to purchase up to 7,065,000 shares of common stock to certain investors in a registered public offering at a combined public offering price of $0.85 per share and accompanying warrants. We also issued Maxim Group LLC, who served as the placement agent for the offering, warrants to purchase 188,400 shares of common stock as partial compensation for services rendered in connection with the offering. The securities were registered pursuant to the registration statement on Form S-1 (File No. 333-278383), which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024, and amended on April 29, 2024 and May 8, 2024, and declared effective on May 9, 2024.

We received gross proceeds from the offering of approximately $4.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company. Net proceeds to the Company from the Offering, after deducting the placement agent fees and expenses and estimated offering expenses (excluding proceeds to the Company, if any, from the future exercise of the warrant issued in connection with the offering), were approximately $3.5 million. See Note 13 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for additional information regarding this offering.

VNS Clinical Research

On May 8, 2024, we announced the final results of our pilot research study with The Feinstein Institutes for Medical Research at Northwell Health. Through this collaboration, we have confirmed the effectiveness of our patent-pending non-invasive cervical vagus nerve stimulation (“ncVNS”) approach, which induces responses in the autonomic, cardiac, and central nervous systems and can be expected to have clinical utility in several major disease areas.

•
Compared to baseline measurement, our ncVNS intervention resulted in a 97% increase in the root mean square of successive differences (“RMSSD”) measure of heart rate variability, which is a widely accepted proxy for vagus nerve activity.
•
Measurements of brain activity using EEG demonstrated that our ncVNS intervention increased frontal theta power by 24% and reduced gamma power in several brain regions, including a 66% reduction in frontal gamma power. These changes in brain activity are consistent with reduced arousal and anxiety.
•
During ncVNS stimulation, subjects had sustained pupil constriction, a 9.5% reduction in pupil diameter, an outcome associated with activation of the parasympathetic nervous system.

Previous studies of non-invasive VNS devices have reported mixed results regarding autonomic nervous system changes. The magnitude of our ncVNS data imply potential for greater clinical effects and enhanced reproducibility. While these results were in healthy subjects, the data suggest our ncVNS approach may have clinical utility in several patient populations including those with epilepsy, post-traumatic stress disorder, and ischemic stroke, among others.

Operational Updates

In Q1 2024, we invested in our product, innovation and development as follows:

•
We launched ClearUP 2.0 and began decommissioning older models. The new version included new power management circuitry and improved power management for faster charging and longer battery life.
•
We entered a limited exclusive distribution agreement with McKesson Medical, one of the Top 10 Medical Equipment Distributors and Suppliers in the nation. Under the terms of the agreement, McKesson affiliate Simply Medical will have certain exclusive distribution rights for Tivic Health’s ClearUP product for Walmart, Target, eBay and Kroger, as well as non-exclusive distribution rights in other specified on-line channels.

•
We announced completion of enrollment in its clinical study with The Feinstein Institute for Medical Research, Northwell Health, testing a proprietary approach to non-invasive vagus nerve stimulation, for which we publicly announced the final data analysis results on May 8, 2024.
•
We continued to invest in our intellectual property portfolio, filing our first vagus nerve stimulation patent and prosecuting existing filings.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
Revenue	$334	$376	$(42)
Cost of sales	167	263	(96)
Gross profit	167	113	54
Operating expenses:
Research and development	256	490	(234)
Sales and marketing	505	458	47
General and administrative	887	1,281	(394)
Total operating expenses	1,648	2,229	(581)
Loss from operations	(1,481)	(2,116)	635
Net loss	$(1,481)	$(2,116)	$635

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

For the three months ended March 31, 2024, revenue decreased overall by $42 thousand, or 11.2%, compared to the same period in 2023, primarily due to a 35% decrease in unit sales, offset by a 35% increase in the per unit average sales price.

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

For the three months ended March 31, 2024, cost of sales decreased by $96 thousand, or 37%, compared to the same period in 2023, primarily driven by the decrease in sales volume. Variable cost was $133 thousand, or $74.32 per unit, for the three months ended March 31, 2024, compared to $192 thousand, or $69.81 per unit, for the same period in 2023. The decrease in variable cost was primarily driven by lower manufacturing and fulfillment costs. Fixed costs were $38 thousand, or $21.04 per unit, for the three months ended March 31, 2024, compared to $71 thousand, or $25.61 per unit, for the same period in 2023. The decrease in the fixed cost was primarily due to lower product support costs.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, product return rates, new product launches and potential new manufacturing partners and suppliers. We expect our gross margin to improve with optimization of our product design, supply-chain, and any increase in sales volume over which fixed and semi-fixed costs are allocated.

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

For the three months ended March 31, 2024, research and development expenses decreased by $234 thousand compared to the same period in 2023. The decrease was due to reduced headcount and certain expenses incurred in 2023 which did not recur in 2024. The emphasis of research and development activities in 2023 was primarily related to a large segmentation study to identify additional incremental market segments with high willingness to pay, product design in our next generation device, intellectual property protection, and the study at The Feinstein Institutes for Medical Research on vagus nerve stimulation.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase modestly as we continue to expand our markets and distribution channels.

For the three months ended March 31, 2024, sales and marketing expenses increased by $47 thousand compared to the same period in 2023. The increase was due primarily to a four-month test program ending in February 2024 with InStep Health focused on education of healthcare professionals about the ClearUP solution.

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

For the three months ended March 31, 2024, general and administrative expenses decreased by $394 thousand compared to the same period in 2023. The overall decreases were primarily attributable to reduced headcount, lower consulting and professional fee expenses, as well as other general administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of March 31, 2024, we had cash and cash equivalents of $1.7 million, working capital of $1.8 million and an accumulated deficit of $39.4 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 200,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million. From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of our common stock to certain investors in a series of registered public offerings, resulting in aggregate net proceeds to the Company of approximately $4.3 million. Additionally, in May 2024, we sold an aggregate of 4,710,000 shares of our common stock, together with Series A Warrants to purchase an aggregate of 4,710,000 shares of common stock and Series B Warrants to purchase an aggregate of 7,065,000 shares of common stock, to certain investors in a registered public offering, resulting in net proceeds to the company of approximately $3.5 million.

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company that we did not experience as a private company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the quarter ended March 31, 2024, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions or other strategic transactions that we believe will align with our growth plan, complement our product offerings and be in the best interest of the Company and our shareholders. If an acquisition or other strategic transaction is identified and pursued, a substantial portion of our cash reserves may be required to complete such acquisition or other strategic transaction. If we identify an attractive acquisition that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $39.4 million through March 31, 2024. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently generate sales revenue direct-to-consumer though our own websites, Amazon.com and Walmart.com. We also sell to major and specialty U.S. online retailers such as BestBuy and FSAStore and through distributors including McKesson's affiliate Simply Medical, Cardinal Health and Cencora (formerly known as Amerisource Bergen). Our ability to grow sales revenue will depend on successfully executing a comprehensive marketing campaign to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate, foundation or government funding sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Cash used in operating activities	$(1,666)	$(2,426)
Cash used in investing activities	—	(94)
Cash provided by (used in) financing activities	(61)	4,170
Net increase (decrease) in cash and cash equivalents	$(1,727)	$1,650

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $1.7 million, which consisted primarily of a net loss of $1.5 million, decreased by non-cash charges of $96 thousand and a net increase of $281 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $54 thousand and amortization of right-of-use assets of $45 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $396 thousand, an increase in accounts receivable of $100 thousand, and a decrease of $48 thousand in lease liabilities.

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

Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2024. Net cash used in investing activities during the three months ended March 31, 2023 was related to the purchases of property and equipment.

Financing Activities

Our financing activities used $61 thousand of cash during the three months ended March 31, 2024, which consisted of offering costs incurred in advance of the sale of our securities in the registered public offering that closed on May 13, 2024. For the three months ended March 31, 2023, our financing activities provided $4.2 million of cash, which consisted primarily of proceeds from the sale of 200,000 shares of our common stock, net of offering discounts and other costs.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world has continued to be been affected by the lingering effects of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. Inflation has risen, Federal Reserve interest rates have increased over the last year, and the general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over the last three years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

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

Additionally, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflicts between Russia and Ukraine and between Israel and Hamas. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts in Ukraine and the Middle East could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as further supply chain interruptions. Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine or the conflict between Israel and Hamas to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We are continuing to monitor the situations in Ukraine, the Middle East and globally to assess potential impacts on our business.

As a result of these global issues and other macroeconomic factors, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, and geopolitical issues, inflation, the Federal Reserve maintaining high interest rates and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

Lease costs recorded during the three month periods ended March 31, 2024 and 2023 were $51 thousand and $50 thousand, respectively.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. There have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to sales return reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company's outstanding equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/2021

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/2021

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed August 21, 2023 (effective August 23, 2023).	8-K	8/22/2023

4.1	Specimen Stock Certificate.	S-1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S-1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1/A	10/29/2021

4.4	Form of Representative's Warrant (February 2023 Offering).	8-K	2/13/2023

4.5	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.6	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.7	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

4.8	Form of Series A Warrant, dated May 13, 2024.	8-K	5/13/2024

4.9	Form of Series B Warrant, dated May 13, 2024.	8-K	5/13/2024

4.10	Placement Agent Warrant, dated May 13, 2024.	8-K	5/13/2024

4.11	Warrant Agency Agreement, dated May 13, 2024, by and between Tivic Health Systems, Inc. and Equiniti Trust Company, LLC.	8-K	5/13/2024

10.1	Form of Securities Purchase Agreement, dated May 9, 024 by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	5/13/2024

10.2	Placement Agency Agreement, dated May 9, 2024, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	5/13/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Hayward, State of California, on May 15, 2024.

Date: May 15, 2024	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Kimberly Bambach

Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)