Form 10-Q
period 2024-06-30
Tivic Health Systems, Inc.
filed 2024-08-14
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

OR

☐ Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-41052

Tivic Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-4016391 (I.R.S. Employer Identification No.)

47685 Lakeview Blvd. Fremont, CA 94538 (Address of principal executive offices including zip code)	(888) 276-6888 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.0001 per share	Trading Symbol(s) TIVC	Name of Each Exchange on Which Registered The Nasdaq Stock Market LLC

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

As of August 12, 2024, 6,183,592 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

June 30, 2024 and December 31, 2023

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,693	$3,395
Accounts receivable, net	16	174
Inventory, net	766	756
Prepaid expenses and other current assets	188	327
Total current assets	4,663	4,652
Property and equipment, net	120	122
Right-of-use assets, operating lease	—	349
Other assets	—	34
Total assets	$4,783	$5,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$446	$713
Other accrued expenses	145	495
Operating lease liability, current	—	193
Total current liabilities	591	1,401
Operating lease liability	—	176
Total liabilities	591	1,577
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 6,183,592 and 1,466,092 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	—
Additional paid in capital	44,824	41,466
Accumulated deficit	(40,633)	(37,886)
Total stockholders’ equity	4,192	3,580
Total liabilities and stockholders’ equity	$4,783	$5,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$140	$161	$474	$537
Cost of sales	110	100	277	363
Gross profit	30	61	197	174
Operating expenses:
Research and development	302	468	558	958
Sales and marketing	207	452	712	910
General and administrative	727	1,266	1,614	2,547
Total operating expenses	1,236	2,186	2,884	4,415
Loss from operations	(1,206)	(2,125)	(2,687)	(4,241)
Other expense:
Other expense	60	—	60	—
Total other expense	60	—	60	—
Net loss	$(1,266)	$(2,125)	$(2,747)	$(4,241)
Net loss per share - basic and diluted	$(0.32)	$(7.16)	$(1.00)	$(17.01)
Weighted-average number of shares - basic and diluted	4,009,746	296,778	2,738,743	249,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(in thousands except share and per share data)

For the Three and Six Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	96,778	$—	$33,272	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			200,000	—	3,412	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	296,778	$—	$36,963	$(31,758)	$5,205
Stock-based compensation expense	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(2,125)	(2,125)
Balances at June 30, 2023	—	$—	296,778	$—	$37,044	$(33,883)	$3,161

For the Three and Six Months Ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	1,466,092	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	7,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	1,473,592	$—	$41,520	$(39,367)	$2,153
Issuance of common stock and warrants, net of issuance costs and warrants issued to placement agents	—	—	4,710,000	1	3,180	—	3,181
Issuance of warrants	—	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,266)	(1,266)
Balances at June 30, 2024	—	$—	6,183,592	$1	$44,824	$(40,633)	$4,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2024 and 2023

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,747)	$(4,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	108	165
Depreciation	2	6
Amortization of right-of-use asset	76	85
Inventory allowances	16	—
Bad debt expenses	5	—
Non-cash gain on lease termination	(17)	—
Changes is operating assets and liabilities:
Accounts receivable	153	75
Inventory	(26)	(125)
Prepaid expenses and other current assets	139	(40)
Accounts payable	(267)	(492)
Accrued expenses	(350)	(229)
Lease liabilities	(79)	(70)
Other assets	34	—
Net cash used in operating activities	(2,953)	(4,866)
Cash flows from investing activities
Acquisition of property and equipment	—	(118)
Net cash used in investing activities	—	(118)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,251	4,191
Offering costs in advance of sale of common stock	—	(65)
Net cash provided by financing activities	3,251	4,126
Net change in cash and cash equivalents	298	(858)
Cash and cash equivalents
Beginning of period	3,395	3,517
End of period	$3,693	$2,659

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$70	$195
Deferred offering costs charged to additional paid-in-capital	$—	$584
Write-off of ROU asset and lease liability	$290	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation. The Company’s first commercial platform is a handheld design that interfaces non-invasively with the trigeminal, sympathetic, and other facial and cranial nerve structures. This platform is the basis for the Company’s existing product, currently marketed with FDA approval as ClearUP Sinus Pain Relief, for the treatment of sinus pain and congestion. The Company's second platform is a research-stage platform directed to vagus nerve stimulation, which is currently undergoing clinical evaluation. The Company is headquartered in Fremont, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and June 30, 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

Going Concern Uncertainty

During the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $2.7 million and $4.2 million, respectively. At June 30, 2024, the Company had an accumulated deficit of $40.6 million. Cash and cash equivalents at June 30, 2024 were $3.7 million. During the six month periods ended June 30, 2024 and 2023, the Company had negative cash flows from operations of $3.0 million and $4.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash and cash equivalents totaled $3.7 million and $3.4 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each June 30, 2024 and December 31, 2023, the allowance for credit losses balance was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of June 30, 2024 and December 31, 2023, the reserve for obsolescence was $40 thousand and $32 thousand, respectively.

Deferred Offering Costs

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of June 30, 2024 and December 31, 2023, the contract liability related to the Company’s deferred revenues approximated $4 thousand and $8 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Revenue by Sales Channel	2024	2023	2024	2023
Product Revenue
Direct-to-consumer	$126	$171	$427	$474
Reseller	32	11	94	109
Returns	(18)	(21)	(47)	(46)
Revenue	$140	$161	$474	$537

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. There were no shipping and handling fees paid by customers for the three and six months ended June 30, 2024 and 2023.

Shipping costs for delivery of product to customers in the three and six months ended June 30, 2024 were $6 thousand and $23 thousand, respectively, and for the three and six months ended June 30, 2023 were $7 thousand and $22 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as “Other Accrued Expenses” on the balance sheet. As of June 30, 2024 and December 31, 2023, the reserve for sales returns was $8 thousand and $52 thousand, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of each June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $3.2 million and $3.0 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the first half of 2024, the majority, or 81%, of the Company’s sales have been to individual customers. In 2023, the majority, or 81%, of the Company’s sales were to individual consumers. As of June 30, 2024, the Company had no reseller customers whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable compared with one such customer at December 31, 2023 (81%).

For the three months ended June 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (23%). For the three months ended June 30, 2023, the Company had no customer who individually accounted for 10% or more of the Company’s total revenue.

For the six months ended June 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (13%) compared to one customer for the six months ended June 30, 2023 (16%).

The lingering negative impacts of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, certain other macroeconomic factors including inflation, and rising interest rates, have contributed to economic uncertainty. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Furthermore, it is possible that U.S. policy changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility in the coming months. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The guidance, which becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, requires public entities that are required to report segment information in accordance with Topic 280, Segment Reporting, to improve reportable segment disclosures about significant segment expenses. We do not believe that ASU 2023-07 will have a material impact on our reporting as we operate in one reportable segment.

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

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,238	$3,238	$3,238	$—	$—
Total assets	$3,238	$3,238	$3,238	$—	$—

As of December 31, 2023
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,243	$3,243	$3,243	$—	$—
Total assets	$3,243	$3,243	$3,243	$—	$—

Cash equivalents – Cash equivalents of $3.2 million as of each June 30, 2024 and December 31, 2023, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the six months ended June 30, 2024 compared to the year ended December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2024 and the year ended December 31, 2023.

4. Inventory, net (in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)
Raw materials	$526	$752
Work in process	5	—
Finished goods	275	36
Inventory at cost	806	788
Less reserve for obsolescence	(40)	(32)
Inventory, net	$766	$756

5.
Property and equipment, net (in thousands)

	June 30, 2024	December 31, 2023
Computers and equipment	$11	$11
Manufacturing tools and dies	148	148
Total property and equipment	159	159
Less accumulated depreciation	(39)	(37)
Property and equipment, net	$120	$122

Depreciation expense was $1 thousand and $3 thousand for the three months ended June 30, 2024 and 2023, respectively, and was $2 thousand and $6 thousand for the six months ended June 30, 2024 and 2023, respectively.

6. Commitments and Contingencies

Lease

The Company executed a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California in November 2021 as its headquarters. The lease was set to expire in October 2025. The Company was obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. Upon lease execution, the Company evaluated the lease and determined it should be capitalized as an operating lease. As there was no interest rate implicit in the lease, the Company estimated the incremental borrowing rate at 6% based on the rate available under its revolving credit line, as well as an assessment of the Company’s risk based on its financial position at the time and its potential to obtain a collateralized loan for a period similar to the lease term. The lease was terminated effective May 31, 2024. The Company incurred termination fees of $77 thousand, which were partially offset by a remaining security deposit of $16 thousand. The Company recorded a loss of $60 thousand in connection with the lease termination, which is included in other expense in the statement of operations.

Lease costs for the three and six months ended June 30, 2024 were $33 thousand and $84 thousand, respectively, and for the three and six months ended June 30, 2023 were $50 thousand and $101 thousand, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $34 thousand and $87 thousand for the three and six months ended June 30, 2024, respectively, which is included in operating activities in the statement of operations. Cash paid for amounts included in the measurement of operating lease liabilities were $52 thousand and $103 thousand for the three and six months ended June 30, 2023, respectively, which is included in operating activities in the statement of operations.

In June 2024, the Company entered into a short-term rental agreement for office space located in Fremont, California. The Company evaluated the agreement and determined the short-term rental agreement does not meet the criteria for capitalization. Monthly rent payments required are $1 thousand per month and the agreement terminates on December 1, 2024. After expiration of the initial term, the agreement will automatically renew on a month to month basis until terminated by either party upon 30 days' advance written notice.

ALOM Fulfillment Services Agreement

On November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”), with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States. During the term of the ALOM Agreement, ALOM shall provide the services in accordance with purchase orders issued by us from time to time. The consideration payable by us to ALOM for services rendered under the ALOM Agreement will be calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, we became subject to $25 thousand minimum monthly purchase requirement. The ALOM Agreement has a three-year initial term, with automatic annual renewals, and may be terminated for convenience by either party upon sixty days written notice to the other party. On March 5, 2024, the ALOM Agreement was amended to waive hourly account management charges and minimum monthly purchase requirements for the period from January 2024 through June 2024, and to extend the initial term of the agreement to December 31, 2024. The ALOM Agreement was terminated after the quarter ended June 30, 2024, as discussed in Note 13, below.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of June 30, 2024.

7. Other Accrued Expenses (in thousands)

	June 30, 2024	December 31, 2023
Accrued payroll and related	$70	$218
Delaware franchise tax	—	160
Research study costs	41	51
Other	34	66
Total other accrued expenses	$145	$495

8. Preferred Stock

There were no series of preferred stock designated and no shares issued or outstanding at June 30, 2024 and December 31, 2023.

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

9. Common Stock

At June 30, 2024 and December 31, 2023, there were 6,183,592 and 1,466,092 shares of Company common stock issued and outstanding, respectively.

On February 13, 2023, the Company sold 200,000 shares of its common stock in an underwritten public offering at a price of $25 per share, less underwriting discounts and commissions, resulting in gross proceeds to the Company of $5.0 million. The net proceeds to the Company, after deducting the underwriting discount and commissions and expenses paid by the Company, was approximately $3.6 million. In addition, pursuant to the underwriting agreement entered into in connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 30,000 shares of common stock, solely to cover over-allotments. This option expired in March 2023, and the underwriter did not exercise its option to purchase any additional shares prior to such expiration. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued warrants to purchase an aggregate of 10,000 shares of Company common stock to designees of ThinkEquity LLC (“ThinkEquity”). The designees paid an aggregate of $100 for the warrants. The warrants have an initial exercise price of $31.25 per share, have a term of four years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

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

Effective August 23, 2023, the Company’s board of directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-100. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 100. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplying the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the common stock, as well as the warrants outstanding and exercise prices thereof, have been retroactively restated to give effect to the reverse stock split.

On May 13, 2024, the Company sold 4,710,000 shares of its common stock, together with an aggregate of 4,710,000 Series A warrants (the “Series A Warrants”) to purchase up to 4,710,000 shares of common stock and 7,065,000 Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) to purchase up to 7,065,000 shares of common stock, to certain investors in a registered public offering. Each share of common stock was sold together with one Series A Warrant and one and a half Series B Warrants at a combined price of $0.85 per share and Common Warrants, resulting in gross proceeds to the Company of approximately $4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $3.3 million. The net proceeds were allocated between the common stock and Common Warrants issued in the offering based on the relative fair values, which were $1.4 million and $1.9 million, respectively. Each of the Common Warrants are exercisable immediately upon issuance and have an exercise price of $0.85 per share, subject to certain adjustments. The Series A Warrants will expire one year from the date of issuance and the Series B Warrants will expire five years from the date of issuance. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 7.0% of the gross proceeds of the offering (amounting to approximately $280 thousand) at closing, as well as $100 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent registered warrants to purchase an aggregate of 188,400 shares of Company common stock, equal to 4.0% of the aggregate shares of common stock sold in the offering. The placement agent warrants have an initial exercise price of $0.935 per share (equal to 110% of the combined offering price per share and Common Warrants), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of June 30, 2024, no dividends on common stock had been declared by the Company. At June 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2024	2023
Warrants to purchase common stock	12,022,897	59,497
Options issued and outstanding	54,369	14,661
Shares available for future stock option grants	32,786	7,190
Total	12,110,052	81,348

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

In July 2021, the Company entered into a consulting agreement, pursuant to which warrants to purchase 500 shares of common stock were granted and an additional warrants to purchase 500 shares of common stock were granted in November 2021. The warrants are exercisable upon issuance, have an exercise price of $104 per share and have a term of five years. The consulting agreement was effective as of February 2021, had an initial monthly fee of $5 thousand and a term of two years. The agreement was amended in May of 2022 to increase the monthly payment to $7.5 thousand. Currently, the agreement is automatically renewing on a month-to-month basis until terminated by either party. The warrant issuances are indexed to, and settled in, the Company’s own common stock and were classified within stockholders’ equity.

In November 2021, the Company issued warrants to purchase 1,727 shares of common stock to designees of ThinkEquity, the underwriter of the Company’s initial public offering. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $625 per share and have a term of five years. The warrant issuances are indexed to and settled in the Company’s own common stock and were classified within stockholders’ equity.

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

In July and August 2023, the Company issued warrants to purchase a total of 47,670 shares of common stock to Maxim Group LLC (“Maxim”), the placement agent for each of the three public offerings of the Company’s common stock completed during the period. The warrants are exercisable at any time beginning six months after the closing date of the applicable equity offering and expire five years from the commencement of sales under the applicable offering. Of the warrants issued in the offerings, 13,000 are exercisable beginning on January 11, 2024 at a price of $6.60 per share; 20,500 are exercisable beginning on January 19, 2024 at a price of $4.80 per share; and 13,270 are exercisable beginning on February 9, 2024 at a price of $4.92 per share.

The Company estimated the value of the warrants in 2023 using the Black-Scholes options valuation model. The fair value of the warrants issued in February 2023 was $195 thousand and was recognized as issuance costs of the common stock issued in the underwritten public offering and was classified within stockholders’ equity. The fair value of the warrants issued in July and August 2023 totaled $168 thousand and was recognized as issuance costs of the common stock issued in the three public offerings during the period and was classified within stockholders’ equity.

In May 2024, in connection with the sale of 4,710,000 shares of common stock, the Company issued Series A Warrants to purchase an aggregate of 4,710,000 shares of common stock and Series B Warrants to purchase an aggregate of 7,065,000 shares of common stock to the purchasers of the stock. The warrants are exercisable upon issuance and have an exercise price of $0.85 per share. The Series A Warrants expire on May 13, 2025 and the Series B Warrants expire on May 14, 2029. Additionally, the Company issued warrants to purchase 188,400 shares of common stock to Maxim, the placement agent for the public offering of the Company’s securities. The placement agent warrants are exercisable at any time beginning six months after the closing date of the equity offering and expire five years from the from the commencement of sales under the offering.

The Company estimated the value of the warrants issued to the placement agent in May 2024 using the Black-Scholes options valuation model. The fair value of the warrants issued in May 2024 was $70 thousand and was recognized as issuance costs of the common stock issued in the public offering and was classified within stockholders' equity.

The fair value of the warrants issued to placement agents in 2024 and 2023 was estimated on the date of grant using the following assumptions:

	2024		2023
	Minimum	Maximum	Minimum	Maximum
Expected life (in years)	5.0	5.0	4.0	5.0
Expected volatility	118.6%	118.6%	116.1%	123.9%
Risk-free interest rate	4.50%	4.50%	3.98%	4.24%
Dividend yield	0%	0%	0%	0%

A summary of the Company’s outstanding warrants as of June 30, 2024 is as follows:

Class of Shares	Number of Warrants	Exercise Price	Expiration Date
Common Stock	500	$104.00	July 1, 2026
Common Stock	500	$104.00	November 15, 2026
Common Stock	1,727	$625.00	November 10, 2026
Common Stock	10,000	$31.25	August 9, 2027
Common Stock	13,000	$6.60	July 10, 2028
Common Stock	20,500	$4.80	July 14, 2028
Common Stock	13,270	$4.92	August 4, 2028
Common Stock	188,400	$0.935	May 9, 2029
Common Stock	4,710,000	$0.85	May 13, 2025
Common Stock	7,065,000	$0.85	May 14, 2029
Total	12,022,897

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

As of June 30, 2024, there were 32,786 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the six months ended June 30, 2024:

	Outstanding	Exercisable
January 1, 2024	14,661	6,110
Granted	42,000	—
Vested	—	2,201
Canceled or expired	(2,292)	(781)
Exercised	—	—
June 30, 2024	54,369	7,530

The weighted-average exercise price as of June 30, 2024 for stock options outstanding and stock options exercisable was $34.52 and $169.76, respectively. The weighted average remaining contractual life as of June 30, 2024 for stock options outstanding and stock options exercisable was 9.03 and 6.26 years, respectively.

The following table sets forth the status of the Company’s non-vested restricted common stock awards:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2024	—	$-
Issuance of restricted common stock	7,500	$1.34
Vested	(1,875)	$1.34
Cancelled	—	$-
June 30, 2024	5,625	$1.34

There were no restricted stock awards outstanding during the year ended December 31, 2023.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$23	$27	$45	$58
Sales and marketing	1	1	1	3
General and administrative	30	53	62	104
Total stock-based compensation	$54	$81	$108	$165

12. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended
	June 30,
	2024	2023
Warrants to purchase common stock	12,022,897	12,727
Common stock options issued and outstanding	54,369	16,435
Total	12,077,266	29,162

13. Subsequent Events

Termination of ALOM Agreement

Effective August 1, 2024, the Company terminated the ALOM Agreement, pursuant to which ALOM provided, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services (collectively, the “Services”) to the Company’s end customers and retailers within the United States. The Company terminated the Agreement for convenience, in accordance with the terms of the ALOM Agreement, in furtherance of its efforts to continue to reduce both direct and indirect costs associated with product manufacturing and distribution. The Company did not incur any material early termination penalties in connection with the termination of the ALOM Agreement. The Company is now utilizing third-party logistics and storage services from alternate suppliers without material minimums and has established in-house assembly and testing capabilities. The Company completed the transition with no disruptions to service and expects current capacity will be sufficient to meet demand for the foreseeable future.

Amended and Restated 2021 Equity Incentive Plan

On August 9, 2024, the Company adopted its Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Plan”), which amends and restates the 2021 Plan in full to, amongst other things, increase the number of shares of common stock authorized for issuance thereunder from 92,376 shares to 1,000,000 shares. The Company’s Board of Directors unanimously approved the adoption of the A&R 2021 Plan, subject to stockholder approval, on June 15, 2024, and the Company’s stockholders approved the A&R 2021 Plan at the Company’s 2024 Annual Meeting of Stockholders held on August 9, 2024.

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

A sham-controlled investigator-initiated trial is in progress with the Icahn School of Medicine at Mount Sinai, to extend the use of Tivic’s handheld monopolar platform to the management of pain resulting from functional endoscopic sinus surgery and other facial surgeries. If successful, the Company may develop additional products addressing this clinical use case, which would require new regulatory clearances for a novel indication.

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

Business Updates

VNS Clinical Research

On May 8, 2024, we announced the final results of our pilot research study with The Feinstein Institutes for Medical Research at Northwell Health (“Feinstein”). Through this collaboration, we have confirmed the effectiveness of our patent-pending non-invasive cervical vagus nerve stimulation (“ncVNS”) approach, which induces responses in the autonomic, cardiac, and central nervous systems and can be expected to have clinical utility in several major disease areas.

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

On May 17, 2024, we entered into a Collaboration and Research Support Agreement with Feinstein, pursuant to which we will collaborate with Feinstein in the development and drafting of a protocol (the “Protocol”) to advance a research program designed to test Autonomic Nervous System (“ANS”) function and/or balance in healthy able-bodied individuals in response to neuromodulation of the ANS by our neurostimulation device, by leveraging and augmenting the NDS Lab’s multi-modal index to quantify the activation status of the ANS during various of clinically relevant tests, and to submit such Protocol and the research study described therein (the “Study”) for institutional and IRB approval. If the Protocol and Study are approved, the Study shall be implemented pursuant to the Protocol and shall be governed by the terms of the agreement. Total length of the project is expected to be one year.

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

We received gross proceeds from the offering of approximately $4.0 million, before deducting placement agent fees and other offering expenses payable by the Company. Net proceeds to the Company from the offering, after deducting the placement agent fees and expenses and other offering expenses (excluding proceeds to the Company, if any, from the future exercise of the warrants issued in connection with the offering), were approximately $3.3 million. See Notes 9 and 10 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10 Q for additional information regarding the securities sold in this offering.

Lease Termination

On May 21, 2024, we entered into a Sublease Termination Agreement (the “Termination Agreement”) with Czarnowski Display Service, Inc. (“CDS”), pursuant to which we terminated that certain Sublease Agreement, by and between the Company and CDS, dated as of November 17, 2021 (the “Sublease”), effective as of May 31, 2024 (the “Termination Date”). Prior to the Termination Date, we leased approximately 9,091 square feet of office space located at 25821 Industrial Boulevard, Suite 100, Hayward, California (the “Premises”) under the Sublease, which served as our principal place of business.

In exchange for the early termination of the Sublease pursuant to the Termination Agreement, we made a one-time termination payment to CDS in the amount of $44,480.44. Additionally, in connection with the termination, we agreed to pay (i) all commissions owned to any broker in connection with the sublease of the Premises by CDS to the new sublessee, and (ii) any fees or expenses charged by the owner of the Premises in connection with its review of the new sublease agreement with the new sublessee.

We expect that the termination of the Sublease will result in a reduction of approximately $200 thousand in lease expense over the next year and a half.

New Principal Place of Business

On May 30, 2024, we entered into a Co-Working Space Agreement, pursuant to which we rent office space located at 47685 Lakeview Blvd., Fremont, California, which will serve as our principal place of business, for a total $1 thousand a month. The agreement has an initial term of six months, commencing June 1, 2024, after which it will automatically renew on a month to month basis until terminated.

Appointment of Christina Valauri to the Board

On June 17, 2024, our board of directors (the “Board”) appointed Christina Valauri as a director of the Company, effective July 1, 2024, to fill a vacancy in the Class I class of directors of the Board. Additionally, Ms. Valauri was appointed to serve as a member of the Compensation Committee, Audit and Risk Committee and Nominations and Corporate Governance Committee of the Board, and replaced Karen Drexler as chairperson of the Nominations and Corporate Governance Committee, in each case effective July 1, 2024. Ms. Drexler continues to serve as a member of the Nominations and Corporate Governance Committee.

Resignation of Karen Drexler from the Board

On June 17, 2024, Karen Drexler tendered her resignation from the Board and each of the Compensation Committee, Audit and Risk Committee and Nominations and Corporate Governance Committee thereof, in each case effective September 30, 2024. Ms. Drexler’s decision to resign from her positions as a director on the Company’s Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, and it is expected that Ms. Drexler will continue to serve as an advisor to the Company and the Board after her resignation is effective.

Nasdaq Compliance

On June 28, 2024, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock was below $1.00 per share for 33 consecutive business days, we are not currently in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of our common stock on the Nasdaq Capital Market, and, therefore, our listing remains fully effective.

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from June 27, 2024, or until December 26, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 26, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending on December 26, 2024, then Nasdaq may grant us a second 180 calendar day grace period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) we notify Nasdaq of our intent to cure the deficiency.

We intend to continue actively monitoring the closing bid price for our common stock between now and December 26, 2024, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180 day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

ALOM Agreement Termination

Effective August 1, 2024, we terminated the Fulfillment Services Agreement with ALOM Technologies Corporation (“ALOM”) in furtherance of our efforts to continue to reduce both direct and indirect costs associated with product manufacturing and distribution of our ClearUp device. ALOM provided assembly, procurement, storage, returns, and fulfillment services to the our end customers and retailers within the United States. We are now utilizing third-party logistics and storage services from alternate suppliers without material minimums and have established in-house assembly and testing capabilities. We completed the transition with no disruptions to service and foresees current capacity will be sufficient to meet demand for the foreseeable future.

Amended and Restated 2021 Equity Incentive Plan

On August 9, 2024, we adopted the Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Plan”), which amends and restates our 2021 Equity Incentive Plan in full to, amongst other things, increase the number of shares of common stock authorized for issuance thereunder from 92,376 shares to 1,000,000 shares. The Company’s Board of Directors unanimously approved the adoption of the A&R 2021 Plan, subject to stockholder approval, on June 15, 2024, and the Company’s stockholders approved the A&R 2021 Plan at the Company’s 2024 Annual Meeting of Stockholders held on August 9, 2024.

Postoperative Pain Clinical Research

On August 13, 2024, Tivic received the final report from an investigator-led double-blind study funded by the Icahn School of Medicine at Mount Sinai on the use of microcurrent as an alternative for the treatment of pain following functional endoscopic sinus surgery, rhinoplasty and other forms of sino-nasal surgeries. No statistically significant differences were identified between users of the active microcurrent device and sham device. Given the relatively small market size and lack of definitive indicators of clinical utility, the Company currently has no plans to fund additional research in this area.

Operational Updates

In the first half of 2024, we invested in our product, innovation and development as follows:

•
We announced completion of enrollment in its clinical study with The Feinstein Institute for Medical Research, Northwell Health, testing a proprietary approach to non-invasive vagus nerve stimulation, for which we publicly announced the final data analysis results on May 8, 2024.
•
In Q2, we engaged The Feinstein Institute for the next phase of our clinical optimization study. This Phase 1a study will refine stimulation parameters for use in specific disease conditions.
•
We launched ClearUP 2.0 and decommissioned older models. The new version included new power management circuitry and improved power management for faster charging and longer battery life, addressing a critical customer concern.
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
•
We completed a transition of our third-party logistics support from ALOM to an alternate third-party logistics provider with significantly lower minimums and lower processing costs.
•
We established a low-volume internal manufacturing and test facility sufficient to address foreseeable needs.
•
We continued to invest in our intellectual property portfolio, filing our first vagus nerve stimulation patent and prosecuting existing filings. In Q2, we received notification of additional allowances for patent filings in the U.S. and EU.

We have continued to intentionally maintain a small core team at this stage of the Company and made further reductions in operating expenses. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, manufacturing services, third-party logistics providers, software-as-a-service platforms, clinical research organizations, academic research partnerships, finance and accounting support, and legal support to carry out our operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(unaudited)
Revenue	$140	$161	$(21)	$474	$537	$(63)
Cost of sales	110	100	10	277	363	(86)
Gross profit	30	61	(31)	197	174	23
Operating expenses:
Research and development	302	468	(166)	558	958	(400)
Sales and marketing	207	452	(245)	712	910	(198)
General and administrative	727	1,266	(539)	1,614	2,547	(933)
Total operating expenses	1,236	2,186	(950)	2,884	4,415	(1,531)
Loss from operations	(1,206)	(2,125)	919	(2,687)	(4,241)	1,554
Other expense:
Other expense:	60	—	60	60	—	60
Total other expense	60	—	60	60	—	60
Net loss	$(1,266)	$(2,125)	$859	$(2,747)	$(4,241)	$1,494

Revenue

Revenue is currently generated through the sale of our ClearUP device and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. Sales are currently made directly to consumers online through our own website, and Amazon. In addition, the ClearUP device is also sold via our distribution partners Cardinal Health and McKesson to major retailers and specialty retailers, such as FSA Store, Walmart, BestBuy, and Target. Noninvasive bioelectronic medicine is an emerging market space that provides consumers with non-drug treatments for various diseases and ClearUP is the first FDA-approved bioelectronic treatment for sinus pain and congestion.

For the three months ended June 30, 2024, revenue decreased overall by $21 thousand, or 13%, compared to the same period in 2023, primarily due to a 12% decrease in the per unit average sales price.

For the six months ended June 30, 2024, revenue decreased overall by $63 thousand, or 12%, compared to the same period in 2023, primarily due to a 27% decrease in unit sales, offset by a 20% increase in the per unit average sales price.

We expect some continued variability in sales due to reduction in marketing spend.

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

For the three months ended June 30, 2024, cost of sales increased by $10 thousand, or 10%, compared to the same period in 2023, primarily driven by an increase of $20 thousand in the inventory reserve for obsolescence. Excluding the $20 thousand inventory reserve adjustment in the second quarter of 2024, variable cost was $55 thousand, or $68.86 per unit, for the three months ended June 30, 2024, compared to $52 thousand, or $64.00 per unit, for the same period in 2023. Fixed costs were $35 thousand, or $43.25 per unit, for the three months ended June 30, 2024, compared to $49 thousand, or $60.48 per unit, for the same period in 2023. The decrease in the fixed cost was primarily due to lower product support costs.

For the six months ended June 30, 2024, cost of sales decreased by $86 thousand, or 24%, compared to the same period in 2023, primarily driven by the decrease in sales volume. Variable cost was $205 thousand, or $78.95 per unit, for the six months ended June 30, 2024, compared to $244 thousand, or $68.50 per unit, for the same period in 2023. Fixed costs were $72 thousand, or $27.90 per unit, for the six months ended June 30, 2024, compared to $119 thousand, or $33.52 per unit, for the same period in 2023. The decrease in the fixed cost was primarily due to lower product support costs.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, reserves for obsolescence, disposal costs of returned and/or obsolete inventory, product return rates, new product launches and potential new manufacturing partners and suppliers.

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

For the three months ended June 30, 2024, research and development expenses decreased by $166 thousand compared to the same period in 2023. For the six months ended June 30, 2024, research and development expenses decreased by $400 thousand compared to the same period in 2023. The decrease was due to reduced headcount and certain expenses incurred in 2023 which did not recur in 2024. The emphasis of research and development activities in 2023 was primarily related to a large segmentation study to identify additional incremental market segments with high willingness to pay, product design in our next generation device, intellectual property protection, and the study at The Feinstein Institutes for Medical Research on vagus nerve stimulation.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to increase modestly as we continue to expand our markets and distribution channels.

For the three months ended June 30, 2024, sales and marketing expenses decreased by $245 thousand compared to the same period in 2023. For the six months ended June 30, 2024, sales and marketing expenses decreased by $198 thousand compared to the same period in 2023. The decrease was due primarily to a four-month test program ending in February 2024 with InStep Health focused on education of healthcare professionals about the ClearUP solution as well as reductions in agency and staff costs.

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

For the three months ended June 30, 2024, general and administrative expenses decreased by $539 thousand compared to the same period in 2023. For the six months ended June 30, 2024, general and administrative expenses decreased by $933 thousand compared to the same period in 2023. The overall decreases were attributable to reduced headcount, lower consulting and professional fee expenses, as well as other general administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of June 30, 2024, we had cash and cash equivalents of $3.7 million, working capital of $4.1 million and an accumulated deficit of $40.6 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 200,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million. From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of our common stock to certain investors in a series of registered public offerings, resulting in aggregate net proceeds to the Company of approximately $4.3 million. Additionally, in May 2024, we sold an aggregate of 4,710,000 shares of our common stock, together with Series A warrants to purchase an aggregate of 4,710,000 shares of common stock and Series B warrants to purchase an aggregate of 7,065,000 shares of common stock, to certain investors in a registered public offering, resulting in net proceeds to the company of approximately $3.3 million.

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel when needed. Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the quarter ended June 30, 2024, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, evaluating and diligencing potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to decrease our operating expenses, we expect that our operating expenses will increase as we advance our vagus nerve platform, as well as discover, acquire, validate or develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel when needed; and maintain compliance with material government (in addition to environmental) regulations. We plan to increase our research and development investments in our vagus nerve platform and clinical applications thereof in 2024.

Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict how quickly we will generate significant revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $40.6 million through June 30, 2024. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently generate sales revenue direct-to-consumer though our own websites, Amazon.com and Walmart.com. We also sell to major and specialty U.S. online retailers such as BestBuy and FSAStore and through distributors including McKesson’s affiliate Simply Medical, Cardinal Health and Cencora (formerly known as Amerisource Bergen). Our ability to grow sales revenue will depend on successfully executing a comprehensive marketing campaign to drive additional sales through existing and new channels. Long-term growth will be commensurate with our ability to successfully identify, develop, and secure regulatory approval of one or more additional product candidates beyond ClearUP. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate, foundation or government funding sources, or through other sources of financing. We do not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions or results of operations, and we may have to significantly delay, scale back or discontinue the development and commercialization of our products and/or future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,953)	$(4,866)
Cash used in investing activities	—	(118)
Cash provided by (used in) financing activities	3,251	4,126
Net increase (decrease) in cash and cash equivalents	$298	$(858)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $3.0 million, which consisted primarily of a net loss of $2.7 million, decreased by non-cash charges of $190 thousand and increased by a net decrease of $396 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $108 thousand and amortization of right-of-use assets of $76 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $617 thousand, an increase in accounts receivable of $153 thousand, an increase in prepaid and other current assets of $139 thousand, and a decrease of $79 thousand in lease liabilities.

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

Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2024. Net cash used in investing activities during the six months ended June 30, 2023 was related to the purchases of property and equipment.

Financing Activities

Our financing activities provided $3.3 million of cash during the six months ended June 30, 2024, which consisted primarily of proceeds from the sale of 4,710,000 shares of our common stock and Common Warrants to purchase an aggregate of 11,775,000 shares of common stock in May 2024, net of offering discounts and other costs. For the six months ended June 30, 2023, our financing activities provided $4.1 million of cash, which consisted primarily of proceeds from the sale of 200,000 shares of our common stock, net of offering discounts and other costs.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world has continued to be been affected by the lingering effects of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. Inflation has risen, Federal Reserve interest rates have increased over the last year, and the general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. Additionally, it is possible that U.S. policy changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over the last three years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including potential of employee attrition, amongst other things.

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

The United States has implemented tariffs on certain imported goods, including on certain items imported from China. In addition, China has imposed tariffs on a wide range of American products and placed restrictions on the export of certain items, including gallium and germanium, in retaliation for these American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs or export restrictions by China and/or other countries. Any resulting trade war could negatively impact our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold.

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

As a result of these global issues and other macroeconomic factors, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, geopolitical issues, inflation, the Federal Reserve maintaining high interest rates, the potential for a recession and recent uncertainties stemming from the upcoming election. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

Inflation

Inflation has increased recently and future rates are unknown. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with the ongoing conflicts between Russia and Ukraine and Israel and Hamas, employee availability and wage increases, trade tariffs imposed on certain products from China and increased component and services pricing.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

Office Lease

The Company previously entered into a noncancelable operating lease for approximately 9,091 square feet of office space in Hayward, California as its headquarters. The lease was set to expire in October 2025 and there was no option to renew for an additional term. The Company was obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease was terminated on May 31, 2024 and the Company has no further obligations with regard to the lease.

On May 30, 2024, we entered into a Co-Working Space Agreement, pursuant to which we rent office space located at 47685 Lakeview Blvd., Fremont, California for a total $1 thousand a month. The agreement has an initial term of six months, commencing June 1, 2024, after which it will automatically renew on a month to month basis until terminated.

Lease costs recorded during the six month periods ended June 30, 2024 and 2023 were $84 thousand and $101 thousand, respectively.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Except as set discussed elsewhere in this Report, there have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On June 28, 2024, we received a notification from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 33 consecutive business days. The notification had no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “TIVC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from June 27, 2024, or until December 26, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by December 26, 2024, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market. Additionally, if the closing bid price of our common stock is $0.10 or less for ten consecutive trading days, Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market. In the event we receive a delisting notice, we may appeal such delisting determination to a hearings panel.

We are currently evaluating our alternatives to resolve the listing deficiency. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

If we elect to implement a reverse stock split to regain compliance with the Nasdaq continued listing requirements, such reverse stock split could have a materially adverse effect on our business.

In the event that we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) through other methods, we may be required to implement a reverse stock split in order to do so. There are a number of risks associated with implementing a reverse stock split, including, without limitation:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/2021

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/2021

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed August 21, 2023 (effective August 23, 2023).	8-K	8/22/2023

4.1	Specimen Stock Certificate.	S-1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S-1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1/A	10/29/2021

4.4	Form of Representative's Warrant (February 2023 Offering).	8-K	2/13/2023

4.5	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.6	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.7	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

4.8	Form of Series A Warrant, dated May 13, 2024.	8-K	5/13/2024

4.9	Form of Series B Warrant, dated May 13, 2024.	8-K	5/13/2024

4.10	Placement Agent Warrant, dated May 13, 2024.	8-K	5/13/2024

4.11	Warrant Agency Agreement, dated May 13, 2024, by and between Tivic Health Systems, Inc. and Equiniti Trust Company, LLC.	8-K	5/13/2024

10.1	Form of Securities Purchase Agreement, dated May 9, 024 by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	5/13/2024

10.2	Placement Agency Agreement, dated May 9, 2024, by and between Tivic Health Systems, Inc. and Maxim Group LLC.	8-K	5/13/2024

10.3†	Collaboration and Research Support Agreement, dated May 17, 2024, by and between Tivic Health Systems, Inc. and The Feinstein Institutes for Medical Research.	8-K	5/22/2024

10.4	Sublease Termination Agreement, dated May 21, 2024, by and between Tivic Health Systems, Inc. and Czarnowski Display Service, Inc.	8-K	5/30/2024

10.5	Tivic Health Systems, Inc. Amended and Restated 2021 Equity Incentive Plan. dated August 9, 2024.	8-K	8/13/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on August 14, 2024.

Date: August 14, 2024	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Kimberly Bambach
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)