Form 10-Q
period 2024-09-30
Tivic Health Systems, Inc.
filed 2024-11-14
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

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

As of November 12, 2024, 8,266,085 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

September 30, 2024 and December 31, 2023

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,189	$3,395
Accounts receivable, net	9	174
Inventory, net	731	756
Prepaid expenses and other current assets	234	327
Total current assets	3,163	4,652
Property and equipment, net	119	122
Right-of-use assets, operating lease	—	349
Deferred offering costs	112	—
Other assets	—	34
Total assets	$3,394	$5,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$333	$713
Other accrued expenses	227	495
Operating lease liability, current	—	193
Total current liabilities	560	1,401
Operating lease liability	—	176
Total liabilities	560	1,577
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 6,243,403 and 1,466,092 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid in capital	44,897	41,466
Accumulated deficit	(42,064)	(37,886)
Total stockholders’ equity	2,834	3,580
Total liabilities and stockholders’ equity	$3,394	$5,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$126	$282	$600	$819
Cost of sales	82	174	359	537
Gross profit	44	108	241	282
Operating expenses:
Research and development	422	337	980	1,295
Sales and marketing	234	480	946	1,390
General and administrative	819	1,051	2,433	3,598
Total operating expenses	1,475	1,868	4,359	6,283
Loss from operations	(1,431)	(1,760)	(4,118)	(6,001)
Other expense:
Other expense	—	—	60	—
Total other expense	—	—	60	—
Net loss	$(1,431)	$(1,760)	$(4,178)	$(6,001)
Net loss per share - basic and diluted	$(0.23)	$(1.48)	$(1.07)	$(10.60)
Weighted-average number of shares - basic and diluted	6,191,127	1,189,821	3,897,938	566,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(in thousands except share and per share data)

For the Three and Nine Months Ended September 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2023	—	$—	96,778	$—	$33,272	$(29,642)	$3,630
Issuance of common stock, net of issuance costs			200,000	—	3,412	—	3,412
Issuance of warrants	—	—	—	—	195	—	195
Stock-based compensation expense	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	(2,116)	(2,116)
Balances at March 31, 2023	—	$—	296,778	$—	$36,963	$(31,758)	$5,205
Stock-based compensation expense	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(2,125)	(2,125)
Balances at June 30, 2023	—	$—	296,778	$—	$37,044	$(33,883)	$3,161
Issuance of common stock, net of issuance costs	—	—	1,169,230	—	4,148	—	4,148
Issuance of warrants	—	—	—	—	168	—	168
Issuance of fractional shares	—	—	84	—	—	—	—
Stock-based compensation expense	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	(1,760)	(1,760)
Balances at September 30, 2023	—	$—	1,466,092	$—	$41,408	$(35,643)	$5,765

For the Three and Nine Months Ended September 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	1,466,092	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	7,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	1,473,592	$—	$41,520	$(39,367)	$2,153
Issuance of common stock and warrants, net of issuance costs and warrants issued to placement agents	—	—	4,710,000	1	3,180	—	3,181
Issuance of warrants	—	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,266)	(1,266)
Balances at June 30, 2024	—	$—	6,183,592	$1	$44,824	$(40,633)	$4,192
Exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock			59,811	—	15	—	15
Stock-based compensation expense	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(1,431)	(1,431)
Balances at September 30, 2024	—	$—	6,243,403	$1	$44,897	$(42,064)	$2,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2024 and 2023

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,178)	$(6,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	166	213
Depreciation	3	6
Amortization of right-of-use asset	76	129
Inventory allowances	16	—
Bad debt expenses	5	—
Changes in operating assets and liabilities:
Accounts receivable	160	(43)
Inventory	9	(65)
Prepaid expenses and other current assets	93	8
Accounts payable	(380)	(685)
Accrued expenses	(268)	(184)
Lease liabilities	(96)	(115)
Other assets	34	—
Net cash used in operating activities	(4,360)	(6,737)
Cash flows from investing activities
Acquisition of property and equipment	—	(118)
Net cash used in investing activities	—	(118)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,266	8,507
Offering costs in advance of sale of common stock	(112)	—
Net cash provided by financing activities	3,154	8,507
Net change in cash and cash equivalents	(1,206)	1,652
Cash and cash equivalents
Beginning of period	3,395	3,517
End of period	$2,189	$5,169

Supplemental disclosure on noncash financing activities
Issuance of common stock warrant	$70	$363
Deferred offering costs charged to additional paid-in-capital	$—	$584
Write-off of ROU asset and lease liability	$290	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and September 30, 2023, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

Going Concern Uncertainty

During the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $4.2 million and $6.0 million, respectively. At September 30, 2024, the Company had an accumulated deficit of $42.1 million. Cash and cash equivalents at September 30, 2024 were $2.2 million. During the nine month periods ended September 30, 2024 and 2023, the Company had negative cash flows from operations of $4.4 million and $6.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash and cash equivalents totaled $2.2 million and $3.4 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and returns reserves. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each September 30, 2024 and December 31, 2023, the allowance for credit losses balance was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of September 30, 2024 and December 31, 2023, the reserve for obsolescence was zero and $32 thousand, respectively.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering as other current assets. As of September 30, 2024 the balance of deferred offering costs is $112 thousand and consists of legal and accounting fees paid in connection with the filing of Form 1-A in August 2024 and the Equity Distribution Agreement discussed further in Footnote 9 Common Stock below. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt. The costs relating to the Equity Distribution Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Equity Distribution Agreement.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of September 30, 2024 and December 31, 2023, the contract liability related to the Company’s deferred revenues approximated $4 thousand and $8 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Revenue by Sales Channel	2024	2023	2024	2023
Product Revenue
Direct-to-consumer	$130	$205	$557	$679
Reseller	16	114	110	223
Returns	(20)	(37)	(67)	(83)
Revenue	$126	$282	$600	$819

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. There were no shipping and handling fees paid by customers for the three and nine months ended September 30, 2024 and 2023.

Shipping costs for delivery of product to customers in the three and nine months ended September 30, 2024 were $5 thousand and $28 thousand, respectively, and for the three and nine months ended September 30, 2023 were $13 thousand and $35 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as “Other Accrued Expenses” on the balance sheet. As of September 30, 2024 and December 31, 2023, the reserve for sales returns was $10 thousand and $52 thousand, respectively.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk-free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. Changes to the group are made on an as needed basis to ensure it remains representative of the Company. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of each September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $1.9 million and $3.0 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the nine months ended September 30, 2024, the majority, or 82%, of the Company’s sales have been to individual customers. In 2023, the majority, or 75%, of the Company’s sales were to individual consumers. As of September 30, 2024, the Company had no reseller customers whose accounts receivable balance totaled more than 10% or more of the Company’s total accounts receivable compared with one such customer at December 31, 2023 (81%).

For the three months ended September 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (13%) compared to one customer for the three months ended September 30, 2023, (40%).

For the nine months ended September 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (10%) compared to one customer for the nine months ended September 30, 2023 (25%).

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

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at September 30, 2024 and December 31, 2023 (in thousands):

As of September 30, 2024 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$2,136	$2,136	$2,136	$—	$—
Total assets	$2,136	$2,136	$2,136	$—	$—

As of December 31, 2023
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$3,243	$3,243	$3,243	$—	$—
Total assets	$3,243	$3,243	$3,243	$—	$—

Cash equivalents – Cash equivalents of $2.1 million as of September 30, 2024 and $3.2 million as of December 31, 2023, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the nine months ended September 30, 2024 compared to the year ended December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2024 and the year ended December 31, 2023.

4. Inventory, net (in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)
Raw materials	$481	$752
Work in process	5	—
Finished goods	245	36
Inventory at cost	731	788
Less reserve for obsolescence	—	(32)
Inventory, net	$731	$756

5.
Property and equipment, net (in thousands)

	September 30, 2024	December 31, 2023
Computers and equipment	$11	$11
Manufacturing tools and dies	148	148
Total property and equipment	159	159
Less accumulated depreciation	(40)	(37)
Property and equipment, net	$119	$122

Depreciation expense was $1 thousand for each of the three month periods ended September 30, 2024 and 2023, and was $3 thousand and $6 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

Lease costs for the three and nine months ended September 30, 2024 were zero and $84 thousand, respectively, and for the three and nine months ended September 30, 2023 were $50 thousand and $151 thousand, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were zero and $87 thousand for the three and nine months ended September 30, 2024, respectively, which is included in operating activities in the statement of operations. Cash paid for amounts included in the measurement of operating lease liabilities were $51 thousand and $154 thousand for the three and nine months ended September 30, 2023, respectively, which is included in operating activities in the statement of operations.

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

ALOM Fulfillment Services Agreement

On November 25, 2022, the Company entered into a Fulfillment Services Agreement (the “ALOM Agreement”), with ALOM Technologies Corporation (“ALOM”). Pursuant to the ALOM Agreement, commencing on November 28, 2022, ALOM began providing, on a non-exclusive basis, certain assembly, procurement, storage, returns, and fulfillment services to our end customers and retailers within the United States. During the term of the ALOM Agreement, ALOM shall provide the services in accordance with purchase orders issued by us from time to time. The consideration payable by us to ALOM for services rendered under the ALOM Agreement will be calculated and invoiced based on fixed hourly rates and fixed unit pricing, as applicable, subject to certain exceptions; provided that, commencing April 1, 2023, we became subject to $25 thousand minimum monthly purchase requirement. The ALOM Agreement had a three-year initial term, with automatic annual renewals, and could be terminated for convenience by either party upon sixty days written notice to the other party. On March 5, 2024, the ALOM Agreement was amended to waive hourly account management charges and minimum monthly purchase requirements for the period from January 2024 through June 2024, and to extend the initial term of the agreement to December 31, 2024. The ALOM Agreement was terminated effective August 1, 2024. The Company terminated the Agreement for convenience, in accordance with the terms of the ALOM Agreement, in furtherance of its efforts to continue to reduce both direct and indirect costs associated with product manufacturing and distribution. The Company did not incur any material early termination penalties in connection with the termination of the ALOM Agreement. The Company is now utilizing third-party logistics and storage services from alternate suppliers without material minimums and has established in-house assembly and testing capabilities. The Company completed the transition with no disruptions to service and expects current capacity will be sufficient to meet demand for the foreseeable future.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic's ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic's patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of September 30, 2024, the Company has remaining commitments to pay a total of $231 thousand for milestones not yet achieved. The remaining payments are expected to be incurred over the next six months.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of September 30, 2024.

7. Other Accrued Expenses (in thousands)

	September 30, 2024	December 31, 2023
Accrued payroll and related	$40	$218
Delaware franchise tax	—	160
Research study costs	102	51
Other	85	66
Total other accrued expenses	$227	$495

8. Preferred Stock

There were no series of preferred stock designated and no shares issued or outstanding at September 30, 2024 and December 31, 2023.

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

9. Common Stock

At September 30, 2024 and December 31, 2023, there were 6,243,403 and 1,466,092 shares of Company common stock issued and outstanding, respectively.

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

On September 13, 2024 the Company entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC, pursuant to which the Company may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of its common stock. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares. The Company also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days' prior written notice; and (iv) as otherwise permitted therein. During September 2024, the Company sold a total of 59,811 shares of its common stock pursuant to the Distribution Agreement with gross proceeds of $18 thousand. The Company paid Maxim $545 in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $15 thousand.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of September 30, 2024, no dividends on common stock had been declared by the Company. At September 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2024	2023
Warrants to purchase common stock	12,022,897	59,497
Options issued and outstanding	66,367	14,661
Shares available for future stock option grants	928,412	7,190
Total	13,017,676	81,348

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

A summary of the Company’s outstanding warrants as of September 30, 2024 is as follows:

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

As of September 30, 2024, there were 928,412 shares of common stock available for issuance under the 2021 Plan.

Stock options granted under the Company’s equity incentive plans generally vest over four years from the date of grant.

The following table summarizes the stock option award activity for the nine months ended September 30, 2024:

	Outstanding	Exercisable
January 1, 2024	14,661	6,110
Granted	54,000	—
Vested	—	3,701
Canceled or expired	(2,294)	(781)
Exercised	—	—
September 30, 2024	66,367	9,030

The weighted-average exercise price as of September 30, 2024 for stock options outstanding and stock options exercisable was $28.34 and $150.22, respectively. The weighted average remaining contractual life as of September 30, 2024 for stock options outstanding and stock options exercisable was 8.97 and 6.46 years, respectively.

The following table sets forth the status of the Company’s non-vested restricted common stock awards:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2024	—	$-
Issuance of restricted common stock	7,500	1.34
Vested	(3,750)	1.34
Cancelled	—	—
September 30, 2024	3,750	$1.34

There were no restricted stock awards outstanding during the year ended December 31, 2023.

Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$23	$24	$68	$82
Sales and marketing	—	(2)	1	1
General and administrative	35	26	97	130
Total stock-based compensation	$58	$48	$166	$213

12. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Nine Months Ended
	September 30,
	2024	2023
Warrants to purchase common stock	12,022,897	59,497
Common stock options issued and outstanding	66,367	15,202
Total	12,089,264	74,699

13. Subsequent Events

Sales of Common Stock Pursuant to the Equity Distribution Agreement

During the period from October 1, 2024 to November 12, 2024 the Company sold a total of 2,022,682 shares of common stock pursuant to the Equity Distribution Agreement with Maxim for gross proceeds of $874 thousand. Commissions paid to Maxim were $26 thousand and net proceeds after deducting commissions and offering costs paid by the Company were $775 thousand.

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

Business Overview

Tivic Health is a health tech company focused on bioelectronic medicine. Bioelectronic medicine is a branch of the global neuromodulation market that treats disease and conditions by modulating the electrical signals carried along various nerve pathways. The field grew out of the neuromodulation industry which relied, historically, on implantable devices (e.g., pacemakers, spinal implants, deep brain stimulators). IDTechEx has identified several fast-growing areas in the bioelectronic medicine field, including peripheral nerve stimulation, which it has indicated is forecasted to grow at a 35% CAGR from 2019 through 2029. Tivic currently has two non-invasive bioelectronic platforms designed to deliver therapeutic benefits via manipulation of such signals without the use of traditional implanted technology.

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

The second platform is a clincal-stage platform directed to vagus nerve stimulation. .

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

Customers can purchase ClearUP products directly from Tivic via our own website and through major online stores, including Amazon, Walmart, BestBuy, FSAStore and HSA Store. The Company has also entered distribution agreements with McKesson, Cardinal Health and Cencora (previously Amerisource Bergen).

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

The magnitude of our ncVNS data imply potential for greater clinical effects and enhanced reproducibilit than demontrated by previous studies of non-invasive VNS devices. These results in healthy subjects suggest our ncVNS approach may have clinical utility in several patient populations including those with post-traumatic stress disorder, cardiac disease, inflammatory conditions, and ischemic stroke, among others.

On May 17, 2024, we entered into a Collaboration and Research Support Agreement with The Feinstein Institutes for Medical Research to further optimize responses in Autonomic Nervous System (“ANS”) function in response to Tivic's ncVNS. Total length of the project is expected to be one year. The study, being run by The Feinstein Institute of Bioelectronic Medicine, will identify device parameters, including frequency and duration of treatment, that optimally influence ANS function.

On September 18, 2024, we announced approval for the contracted clinical work by Northwell Health's Institutional Review Board, required before enrollment of subjects.

On October 29, 2024, we announced enrollment of the first subject in this optimization study for our patent pending, non-invasive vagus nerve stimulation device. The results will be used to inform clinical indication priority and commercial development. Enrollment is expected to be complete by early December.

VNS Commercial Strategy

On September 17, 2024, we announced our partnership with Fletcher Spaght, Inc ("FSI"), a leading healthcare growth strategy firm, to accelerate development of our commercial strategy for ncVNS. The firm has begun a comprehensive market assessment of our ncVNS technology drawing from clinical outcomes from our Phase 1 trial. FSI and Tivic initially identified approximately 30 potential medical use cases for our ncVNS technology in neurologic, cardiac, psychiatric and autonomic nervous system diseases. FSI is now working closely with our scientific and clinical leadership to identify the strongest market entry points by interviewing clinical key opinion leaders and payers The work with FSI will help us sharpen our go-to-market strategy, clinical study plans, reimbursement pathway, and product development pipeline for our vagus nerve stimulation program.

Postoperative Pain Clinical Research

On August 13, 2024, Tivic received the final report from an investigator-led double-blind study funded by the Icahn School of Medicine at Mount Sinai on the use of microcurrent as an alternative for the treatment of pain following functional endoscopic sinus surgery, rhinoplasty and other forms of sino-nasal surgeries. No statistically significant differences were identified between users of the active microcurrent device and sham device. Given the relatively small market size and lack of definitive indicators of clinical utility, the Company currently has no plans to fund additional research in this area, prioritizing, instead, its work on vagus nerve stimulation.

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

September 2024 Equity Distribution Agreement

On September 13, 2024 we entered into an Equity Distribution Agreement (the "Distribution Agreement") with Maxim Group LLC, pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of our common stock. We will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares. We also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days' prior written notice; and (iv) as otherwise permitted therein. In September 2024, we sold a total of 59,811 shares of our common stock with gross proceeds of $18 thousand. The Company paid Maxim $545 in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $15 thousand.

Appointment of Lisa Wolf as interim Chief Financial Officer

Effective October 1, 2024, Lisa Wolf has been appointed as the Company’s new interim Chief Financial Officer and Principal Financial and Principal Accounting Officer. Ms. Wolf has been retained to provide such services as a non-employee consultant of the Company. Ms. Wolf has played a key role in supporting the Company’s accounting and Securities and Exchange Commission reporting functions on an out-sourced basis since June 2022, when she joined Murdock Martell as Vice President.

Resignation of Kimberly Bambach as interim Chief Financial Officer

On September 12, 2024, Kimberly Bambach tendered her resignation from her role as interim Chief Financial Officer of the Company, effective October 1, 2024. Ms. Bambach will continue to provide services to the Company in an advisory role after the effective date of her resignation. Ms. Bambach has advised the Company that her decision to step down from the role of interim Chief Financial Officer was not based on any disagreement with the Company on any matter relating to its operations, policies or practices.

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

Operational Updates

In the first nine months of 2024, we invested in our product, innovation and development as follows:

•
We announced completion of enrollment in its clinical study with The Feinstein Institute for Medical Research, Northwell Health, testing a proprietary approach to non-invasive vagus nerve stimulation, for which we publicly announced the final data analysis results on May 8, 2024.
•
In Q2, we engaged The Feinstein Institute for additional clinical work to optimize our ability to trigger responses of the automatic nervous system with non-invasive vagus nerve stimulation. This Phase 1a optimization study will refine stimulation parameters of interest for specific disease conditions.
•
In Q3, we received IRB approval and announced first subject enrollment in Q4.
•
In Q3, we engaged Fletcher Spaght, Inc to perform a market assessment of our ncVNS technology drawing from clinical outcomes from the clinical study.
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
•
We established a new low-volume internal manufacturing and test facility sufficient to address foreseeable needs.
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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(unaudited)
Revenue	$126	$282	$(156)	$600	$819	$(219)
Cost of sales	82	174	(92)	359	537	(178)
Gross profit	44	108	(64)	241	282	(41)
Operating expenses:
Research and development	422	337	85	980	1,295	(315)
Sales and marketing	234	480	(246)	946	1,390	(444)
General and administrative	819	1,051	(232)	2,433	3,598	(1,165)
Total operating expenses	1,475	1,868	(393)	4,359	6,283	(1,924)
Loss from operations	(1,431)	(1,760)	329	(4,118)	(6,001)	1,883
Other expense:
Other expense:	—	—	—	60	—	60
Total other expense	—	—	—	60	—	60
Net loss	$(1,431)	$(1,760)	$329	$(4,178)	$(6,001)	$1,823

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

For the three months ended September 30, 2024, revenue decreased overall by $156 thousand, or 56%, compared to the same period in 2023, primarily due to a 55% decrease in the number of units sold.

For the nine months ended September 30, 2024, revenue decreased overall by $219 thousand, or 27%, compared to the same period in 2023, primarily due to a 36% decrease in unit sales, offset by a 13% increase in the per unit average sales price.

We expect some continued variability in sales due to reduction in marketing spend.

Cost of Sales

Cost of sales consists primarily of the materials and services to manufacture our products, the internal personnel costs to oversee manufacturing and supply chain functions, and the shipment of goods to customers. Cost of sales is expected to vary on an absolute basis as sales volume increases or decreases.

For the three months ended September 30, 2024, cost of sales decreased by $92 thousand, or 53%, compared to the same period in 2023, primarily driven by the decrease in unit sales. We incurred $21 thousand of disposal costs associated with our move to a new logistics provider in August 2024. We expect reduced product support and fulfillment charges in the future with the new provider. Excluding the $21 thousand disposal charge in the third quarter of 2024, variable cost was $45 thousand, or $60.68 per unit, for the three months ended September 30, 2024, compared to $120 thousand, or $73.57 per unit, for the same period in 2023. Fixed costs were $16 thousand, or $21.41 per unit, for the three months ended September 30, 2024, compared to $54 thousand, or $33.05 per unit, for the same period in 2023. The decrease in the fixed cost was primarily due to lower product support costs.

For the nine months ended September 30, 2024, cost of sales decreased by $178 thousand, or 34%, compared to the same period in 2023, primarily driven by the decrease in sales volume, offset by $21 thousand of disposal costs and $20 thousand of inventory obsolescence write-offs. Variable cost, excluding the disposal costs and inventory write-offs, was $229 thousand, or $68.86 per unit, for the nine months ended September 30, 2024, compared to $364 thousand, or $70.09 per unit, for the same period in 2023. Fixed costs were $88 thousand, or $26.47 per unit, for the nine months ended September 30, 2024, compared to $173 thousand, or $33.37 per unit, for the same period in 2023. The decrease in the fixed cost was primarily due to lower product support costs.

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

For the three months ended September 30, 2024, research and development expenses increased by $85 thousand compared to the same period in 2023. For the nine months ended September 30, 2024, research and development expenses decreased by $315 thousand compared to the same period in 2023. The increase in the three month period was due to increased costs associated with research related to vagus nerve stimulation. The decrease for the nine month period was due to reduced headcount and certain expenses incurred in 2023 which did not recur in 2024. The emphasis of research and development activities in both 2023 and 2024 are primarily related to studies at The Feinstein Institutes for Medical Research on vagus nerve stimulation and intellectual property protection.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We may see sales and marketing expenses increase modestly if we continue to expand our markets and distribution channels.

For the three months ended September 30, 2024, sales and marketing expenses decreased by $246 thousand compared to the same period in 2023. For the nine months ended September 30, 2024, sales and marketing expenses decreased by $444 thousand compared to the same period in 2023. The decreases were due to reduced headcount and consulting fees as well as reductions in agency, website and other costs.

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

For the three months ended September 30, 2024, general and administrative expenses decreased by $232 thousand compared to the same period in 2023. For the nine months ended September 30, 2024, general and administrative expenses decreased by $1.2 million compared to the same period in 2023. The decrease for the three month period was primarily due to reduced headcount and elimination of the lease expenses due to the change in our headquarters in the second quarter of 2024. The decrease for the nine month period was attributable to reduced headcount, reduced lease expenses, lower consulting and professional fee expenses, as well as other general administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to market development and testing for our first product, released in September 2019 in the United States. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of September 30, 2024, we had cash and cash equivalents of $2.2 million, working capital of $2.6 million and an accumulated deficit of $42.1 million. We have financed our operations to date primarily through issuances of SAFE instruments, convertible notes and convertible preferred stock and the proceeds from registered offerings of our securities. In 2021, we completed our IPO, generating net proceeds to the Company of approximately $14.9 million, and we borrowed $2.6 million by issuing convertible notes payable, the outstanding balance of all of which converted into shares of our common stock in connection with our IPO. On February 13, 2023, we completed the sale of 200,000 shares of our common stock in a firm commitment, fully underwritten registered public offering, resulting in net proceeds to the Company of approximately $3.6 million. From July 11, 2023 to August 9, 2023, we sold an aggregate of 1,169,230 shares of our common stock to certain investors in a series of registered public offerings, resulting in aggregate net proceeds to the Company of approximately $4.3 million. Additionally, in May 2024, we sold an aggregate of 4,710,000 shares of our common stock, together with Series A warrants to purchase an aggregate of 4,710,000 shares of common stock and Series B warrants to purchase an aggregate of 7,065,000 shares of common stock, to certain investors in a registered public offering, resulting in net proceeds to the company of approximately $3.3 million. On September 13, 2024, we entered into an Equity Distribution Agreement (the “ATM Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, up to $10,000,000 in shares of our common stock, subject to our then current “baby shelf” limitation under General Instruction I.B.6. of Form S-3. To date, however, we have only used the ATM Agreement for $18 thousand in gross proceeds.

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel when needed. Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the quarter ended September 30, 2024, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $42.1 million through September 30, 2024. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Cash used in operating activities	$(4,360)	$(6,737)
Cash used in investing activities	—	(118)
Cash provided by financing activities	3,154	8,507
Net increase (decrease) in cash and cash equivalents	$(1,206)	$1,652

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $4.4 million, which consisted primarily of a net loss of $4.2 million, decreased by non-cash charges of $266 thousand and increased by a net decrease of $448 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $166 thousand and amortization of right-of-use assets of $76 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $648 thousand, a decrease in accounts receivable of $160 thousand, a decrease in prepaid and other current assets of $93 thousand, and a decrease of $96 thousand in lease liabilities.

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

Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2024. Net cash used in investing activities during the nine months ended September 30, 2023 was related to the purchases of property and equipment.

Financing Activities

Our financing activities provided $3.2 million of cash during the nine months ended September 30, 2024, which consisted primarily of proceeds from the sale of 4,710,000 shares of our common stock and Common Warrants to purchase an aggregate of 11,775,000 shares of common stock in May 2024, net of offering discounts and other costs. For the nine months ended September 30, 2023, our financing activities provided $8.5 million of cash, which consisted primarily of proceeds from the sale of 1,369,230 shares of our common stock, net of offering discounts and other costs.

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

Lease costs recorded during the nine month periods ended September 30, 2024 and 2023 were $84 thousand and $151 thousand, respectively.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic's ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic's patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of September 30, 2024, the Company has remaining commitments to pay a total of $231 thousand for milestones not yet achieved. The remaining payments are expected to be incurred over the next six months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

10.1#	Tivic Health Systems, Inc. Amended and Restated 2021 Equity Incentive Plan. dated August 9, 2024.	8-K	8/13/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.	**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	**

*	Furnished herewith.
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

#	Indicates management contract or compensatory plan

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on November 14, 2024.

Date: November 14, 2024	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lisa Wolf
Lisa Wolf
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)