Form 10-Q
period 2025-03-31
Tivic Health Systems, Inc.
filed 2025-05-15
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

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

As of May 12, 2025, 878,341 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q (this "Report") for the quarter ended March 31 2025, should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets (Unaudited)

March 31, 2025 and December 31, 2024

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$669	$2,002
Accounts receivable, net	13	69
Inventory, net	306	319
Prepaid expenses and other current assets	273	249
Total current assets	1,261	2,639
Property and equipment, net	118	119
Deferred offering costs	170	49
Licensed technology	2,226	—
Other assets	2	—
Total assets	$3,777	$2,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$438	$125
Other accrued expenses	303	147
Total current liabilities	741	272
Total liabilities	741	272
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 491 shares issued and outstanding at March 31, 2025 and no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 705,641 and 556,902 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	48,078	46,075
Accumulated deficit	(45,043)	(43,541)
Total stockholders’ equity	3,036	2,535
Total liabilities and stockholders’ equity	$3,777	$2,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three Months Ended March 31, 2025 and 2024

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$70	$334
Cost of sales	20	167
Gross profit	50	167
Operating expenses:
Research and development	335	256
Sales and marketing	179	505
General and administrative	1,042	887
Total operating expenses	1,556	1,648
Loss from operations	(1,506)	(1,481)
Other income:
Interest income	4	—
Total other income	4	—
Net loss	$(1,502)	$(1,481)
Net loss per share attributed to common stockholders- basic and diluted	$(2.52)	$(17.15)
Weighted-average number of shares - basic and diluted	596,368	86,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2025 and 2024

(in thousands except share and per share data)

For the Three Months Ended March 31,2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of stock for consideration of licensed technology	491	—	111,339	—	1,700	—	1,700
Issuance of common stock for equity line of credit	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	76	—	—	—	—
Exercise of warrants	—	—	7,524	—	109	—	109
Stock-based compensation expense	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(1,502)	(1,502)
Balances at March 31, 2025	491	$—	705,641	$1	$48,078	$(45,043)	$3,036

For the Three Months Ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	86,241	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	441	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	86,682	$—	$41,520	$(39,367)	$2,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2025 and 2024

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,502)	$(1,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock- based compensation	100	54
Depreciation	1	1
Amortization of right-of-use asset	—	45
Inventory allowances	—	(4)
Changes is operating assets and liabilities:
Accounts receivable	56	100
Inventory	13	(14)
Prepaid expenses and other current assets	(24)	77
Accounts payable	313	(166)
Accrued expenses	156	(230)
Lease liabilities	—	(48)
Other Assets	(2)	—
Net cash used in operating activities	(889)	(1,666)
Cash flows from investing activities
Acquisition of licensed technology	(526)	—
Net cash used in investing activities	(526)	—
Cash flows from financing activities
Proceeds from warrant exercises	109	—
Offering costs in advance of sale of common stock	(27)	(61)
Net cash provided by (used in) financing activities	82	(61)
Net decrease in cash and cash equivalents	(1,333)	(1,727)
Cash and cash equivalents
Beginning of period	2,002	3,395
End of period	$669	$1,668

Supplemental disclosure on noncash investing and financing activities
Issuance of common and preferred stock in exchange for license	$1,700	$—
Issuance of common stock for equity line of credit commitment fee	$94	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation. The Company’s first commercial product is a handheld design that interfaces non-invasively with the trigeminal, sympathetic, and other facial and cranial nerve structures, currently marketed with FDA approval as ClearUP Sinus Pain Relief, for the treatment of sinus pain and congestion. The Company is developing a research-stage platform directed to vagus nerve stimulation, which is currently undergoing clinical evaluation and optimization. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. ("Statera") to the late-stage TLR5 agonist Entolimod™ for the treatment of Acute Radiation Syndrome ("ARS"). In addition, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its derivative, Entolasta. In March 2025, the Company exercised its option to license Entolimod for the treatment of neutropenia. With the introduction into the biopharma market in early 2025 through the licenses acquired from Statera, the Company is a diversified therapeutics company harnessing the power of the immune and autonomic nervous systems to fight disease and restore health. The Company is headquartered in Fremont, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and March 31, 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

Going Concern Uncertainty

During the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $1.5 million and $1.5 million, respectively. At March 31, 2025, the Company had an accumulated deficit of $45.0 million. Cash and cash equivalents at March 31, 2025 were $0.7 million. During the three month periods ended March 31, 2025 and 2024, the Company had negative cash flows from operations of $0.9 million and $1.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our technologies and product candidates; the time and costs involved in obtaining regulatory approvals for our product candidates; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to execute our strategy to expand our business, including through the closing of potential acquisitions or licenses and integrating new business into our own; our ability to establish collaborative arrangements; completion of any acquisitions or other strategic transactions; marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services through new and existing sales channels, and from customers currently identified in our pipeline as well as new customers. We also will be required to efficiently manufacture and deliver on those purchase orders. These activities, including our planned research and development efforts, may require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan.

The Company recognizes it will need to raise additional capital to continue research and development and to fund its planned operations, including to execute on its strategy to expand its business, complete pre-clinical and clinical trials and, if regulatory approval is obtained, commercialize any future products. The Company may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. The Company does not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, the Company's ability to fund its operations, support the growth of its business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect its business, financial conditions, or results of operations.

Reverse Stock Split

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the Company's common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock and upon exercise of options and warrants outstanding, and exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Report, including the financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash and cash equivalents totaled $669 thousand and $2.0 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each March 31, 2025 and December 31, 2024, the allowance for credit losses was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of each March 31, 2025 and December 31, 2024, the reserve for obsolescence was $338 thousand.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering. As of March 31, 2025, the balance of deferred offering costs is $170 thousand and consists of legal and accounting fees paid in connection with the filing of Form 1-A in August 2024 and the Equity Line of Credit discussed further in Note 10, below. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt. The costs relating to the Equity Line of Credit are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Equity Line of Credit.

Business Combination

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for asset acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. Based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition, the accounting treatment is derived.

If the acquisition is deemed to be a business, the purchase method of accounting is applied. Identifiable assets acquired and liabilities assumed at the acquisition date are recorded at fair value. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used whereby the assets and liabilities are recorded based on the purchase price and allocated to the individual assets and liabilities based on relative fair values.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of March 31, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenues was zero and $2 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Product Revenue by Sales Channel	2025	2024
Product Revenue
Direct-to-consumer	$46	$301
Reseller	24	62
Returns	—	(29)
Revenue	$70	$334

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. There were no shipping and handling fees paid by customers for the three months ended March 31, 2025 and 2024.

Shipping costs for delivery of product to customers in the three months ended March 31, 2025 and 2024 were $3 thousand and $17 thousand, respectively.

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

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as “Other Accrued Expenses” on the balance sheet. As of March 31, 2025 and December 31, 2024, the reserve for sales returns was $5 thousand and $10 thousand, respectively.

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

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of personnel costs, merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Advertising and other promotional costs to market the Company’s products and services amounted to $20 thousand and $250 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, who reviews the Company's operations and manages its business as a single operating segment.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $0.2 million and $1.6 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the three months ended March 31, 2025 the majority, or 66%, of the Company’s sales were to individual customers. In 2024, the majority, or 82%, of the Company’s sales were to individual consumers. As of March 31, 2025, the Company had one reseller customer whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable (74%) compared with one such customer at December 31, 2024 (95%).

For the three months ended March 31, 2025, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue (11% and 22%) compared to one customer for the three months ended March 31, 2024 (18%).

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

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$417	$417	$417	$—	$—
Total assets	$417	$417	$417	$—	$—

As of December 31, 2024
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$1,819	$1,819	$1,819	$—	$—
Total assets	$1,819	$1,819	$1,819	$—	$—

Cash equivalents – Cash equivalents of $0.4 million as of March 31, 2025 and $1.8 million as of December 31, 2024, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the three months ended March 31, 2025 compared to the year ended December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2025 and the year ended December 31, 2024.

4. Inventory, net (in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)
Raw materials	$461	$460
Work in process	5	5
Finished goods	178	192
Inventory at cost	644	657
Less reserve for obsolescence	(338)	(338)
Inventory, net	$306	$319

5.
Property and equipment, net (in thousands)

	March 31, 2025	December 31, 2024
Computers and equipment	$11	$11
Manufacturing tools and dies	148	148
Total property and equipment	159	159
Less accumulated depreciation	(41)	(40)
Property and equipment, net	$118	$119

Depreciation expense was $1 thousand for each of the three month periods ended March 31, 2025 and 2024, respectively.

6. Statera License Agreement

On February 11, 2025, the Company entered into an exclusive license agreement (the “License Agreement”) with Statera Biopharma, Inc. ("Statera"), whereby the Company acquired (i) an exclusive worldwide license to the patented Toll-like Receptor 5 (“TLR5”) agonist lead program of Statera known as Entolimod (the “Licensed Molecules”) as it relates to the Acute Radiation Syndrome (“ARS”) indication (the “Initial Indication”) and (ii) an exclusive option (the “Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including lymphocyte exhaustion, immunosenescence, neutropenia and/or for use as a vaccine adjuvant (the “Subsequent Indications”) and to the TLR5 agonist follow-on program of Statera known as Entolasta.

Under the terms of the License Agreement, Statera has granted the Company an exclusive worldwide license, with the right to grant and authorize sublicenses, under Statera’s patents, trademarks, know-how and other intellectual property, to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit Entolimod as it relates to the Initial Indication during the term of the License Agreement.

As consideration for the License Agreement, the Company agreed to pay Statera a license fee of $1.5 million, consisting of (i) $300 thousand in cash consideration and (ii) $1.2 million in stock consideration, as discussed further in Notes 9 and 10 below. The Company remains liable to Statera for certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option with respect to any Subsequent Indication, net sales for such Subsequent Indications, within certain royalty periods.

The License Agreement further provides the Company with the Exclusive Option to expand the Initial Indications to include the treatment of the Subsequent Indications or to expand the use from a single agent to include uses as vaccine adjuvant, or several or all of them, at any time during the term of the License Agreement, and on one or more occasions, at its discretion. As part of exercise of the Exclusive Option, the license grant would be expanded to include uses of Entolasta, in addition to Entolimod, both for ARS and for the Subsequent Indications for which the Company has exercised its Exclusive Option.

In conjunction with the License Agreement, Statera additionally transferred to the Company the title to fifteen kilograms (15kg) of frozen manufactured Entolimod drug substance and drug product lots and associated quality records associated with their production and applicable verification records (the “Materials”). In connection with this acquisition of ownership of the Materials, the Company will be negotiating a $1 per year lease with an affiliate of Statera for the proper care, storage and handling of the Materials. The Company determined that the fair value associated with the Entolimod lots and associated lease was not material to the transaction.

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

The Company makes certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. The Company evaluates the inputs, processes, and outputs associated with the acquired set of activities and assets. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business. The Company's assessments concluded that the transactions pursuant to the Statera License Agreement constitute an asset acquisition.

The Company determined the acquisition constituted an acquisition of assets instead of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business. In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date. In an asset acquisition, up front payments allocated to in-process research and development ("IPRD") projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development, or capitalized, depending on the determination if there is alternative future use of the purchase. Transaction costs of approximately $226 thousand associated with the acquisition were capitalized as part of the acquisition.

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

Event	Payment
Validation of current inventory of Materials for distribution and sales	$750,000
Filing of BLA with FDA for Acute Radiation Syndrome	1,000,000
Total Acute Radiation Syndrome Development Milestones	$1,750,000

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments, payable in in either the cash or Company stock (at the sole discretion of the Company), become obligations of the Company as well:

Event	Payment
File IND and Initiate Phase 2 Clinical Study for Neutropenia	$500,000
Phase III Completion - successfully meets endpoint required to secure FDA approval for treatment of Neutropenia	750,000
File BLA with FDA and achieve FDA Approval for Neutropenia	1,500,000
File IND and Initiate Phase 2 study of Lymphocyte Exhaustion	500,000
Phase III Completion - successfully meets endpoint required by FDA for treatment of Lymphocye Exhaustion	750,000
File BLA with FDA and achieve FDA Approval for Lymphocyte Exhaustion	1,500,000
IND approval and initiation of Phase 3 study as a Vaccine Adjuvant	500,000
File US BLA with FDA and achieve FDA Approval for use as a Vaccine Adjuvant	500,000
Total Potential Development Milestones for additional Indications (as applicable)	$6,500,000

Pursuant to the License Agreement, in the event that the Company exercises its Exclusive Option with respect to one or more Subsequent Indications, the Company may elect, in its sole discretion, to accelerate any of the milestone payments in advance of the milestone achievements.

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the “Neutropenia Option”) and to accelerate the first milestone payment of $500 thousand related to the neutropenia indication, payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The payment of $500 thousand was paid in Company stock, as discussed further in Notes 9 and 10 below, and was capitalized as licensed technology.

As a result of the Company’s exercise of the Neutropenia Option, the Company is obligated to develop and commercialize the expanded licensed products related to the neutropenia indication, at its own cost and expense, including to meet those milestones discussed above, and is obligated to pay the milestone payments, other than the Neutropenia Option, upon accomplishing each such milestone.

7. Commitments and Contingencies

Lease

In June 2024, the Company entered into a short-term rental agreement for office space located in Fremont, California. The Company evaluated the agreement and determined the short-term rental agreement does not meet the criteria for capitalization. Monthly rent payments required are $1 thousand per month and the agreement terminated on December 1, 2024. After expiration of the initial term, the agreement automatically renewed on a month to month basis and continues until terminated by either party upon 30 days' advance written notice.

Exclusive License Agreement – Statera BioPharma

As discussed above in Note 6, the Company is obligated to make certain payments to Statera pursuant to the License Agreement, upon the achievement of certain commercialization milestones.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic's ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic's patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of March 31, 2025, the Company has remaining commitments to pay a total of $86 thousand for milestones not yet achieved. The remaining payments are expected to be incurred over the next two months.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of March 31, 2025.

8. Other Accrued Expenses (in thousands)

	March 31, 2025	December 31, 2024
Legal and professional fees	$122	$39
Financing fees	56	—
Delaware franchise tax	50	—
Research study costs	65	90
Other	10	18
Total other accrued expenses	$303	$147

9. Preferred Stock

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

There were no series of preferred stock designated and no shares issued or outstanding at December 31, 2024.

On February 10, 2025, in connection with the License Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, pursuant to which 6,000 shares of the Company's authorized shares of preferred stock were designated as Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share ("Series A Preferred Stock"), Inc. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth below.

Dividend Rights - to the extent that dividends are paid to holders of the Company's common stock, holders of Series A Preferred Stock shall be entitled to participate in such dividends on an as-if-converted-to-common-stock basis, without regard to the Beneficial Ownership Limitation (as defined below).

Voting Rights - the Series A Non-Voting Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing

Conversion Features - each share of Series A Preferred Stock is convertible into 588 shares of Company common stock (the "Conversion Ratio"), as follows:

•
Automatic Conversion - effective as of 5:00 p.m. Eastern time on the third business day after the date that the Company's stockholders approve the conversion of the Series A Preferred Stock into shares of common stock in accordance with the listing rules of the Nasdaq Stock Market ("Stockholder Approval"), each share of Series A Preferred Stock then outstanding shall automatically convert into a number of shares of common stock equal to the Conversion Ratio (as defined below), subject to the Beneficial Ownership Limitation.

•
Optional Conversion - subject to the Beneficial Ownership Limitation and the automatic conversion (discussed above), each share of Series Preferred Stock then outstanding shall be convertible, at any time and from time to time following 5:00 p.m. Eastern time on the third business day after the date that the Stockholder Approval is obtained by the Company, at the option of the holder thereof, into a number of shares of common stock equal to the Conversion Ratio.

Redemption Rights - shares of Series A Preferred Stock are not redeemable.

Liquidation Rights - in the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Series A Preferred Stock shall rank on parity with common stockholders as to the distributions of assets.

Beneficial Ownership Limitation - a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. For purposes of the Series A Preferred Stock, the “Beneficial Ownership Limitation” shall initially be set at 9.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

On February 11, 2025, in connection with and as consideration for the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 31, 2025, in connection with the Company's exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the exercise of its option to accelerate the first milestone payment of $500,000 related to the neutropenia indication, and pursuant to a Securities Purchase Agreement entered into as of the same date, the Company issued $500 thousand shares of Company stock, consisting of an aggregate of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

As of March 31, 2025, there were approximately 491 shares of Series A Preferred Stock issued and outstanding.

10. Common Stock

At March 31, 2025 and December 31, 2024, there were 705,641 and 556,902 shares of Company common stock issued and outstanding, respectively.

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the common stock, as well as the warrants outstanding and exercise prices thereof, have been retroactively restated to give effect to the reverse stock split.

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

On September 13, 2024 the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of its common stock. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares. The Company also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days' prior written notice; and (iv) as otherwise permitted therein. During the year ended December 31, 2024, the Company sold a total of 193,161 shares of its common stock pursuant to the Distribution Agreement for gross proceeds of $1.2 million. The Company paid Maxim $37 thousand in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $1.1 million. There were no shares sold pursuant to the Distribution Agreement during the three months ended March 31, 2025. Subsequent to the end of the quarter, the Company sold a total of 172,700 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and net proceeds of $1.7 million after $53 thousand of commissions paid by the Company to Maxim.

On February 11, 2025, in connection with, and as consideration for, the License Agreement ,the Company entered into a Securities Purchase Agreement with Statera, pursuant to which it issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 18, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from the Company, up to $25 million shares of the Company’s common stock, at the Company’s sole discretion, over the 24 months following the date of execution, subject to the terms of the Purchase Agreement (the "Equity Line of Credit"). As consideration for Mast Hill’s commitment to purchase shares of Company common stock under the Purchase Agreement, the Company issued Mast Hill 29,800 restricted shares of common stock following the execution of the Purchase Agreement (the “Commitment Shares”).

On March 31, 2025, in connection with the Company's exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the exercise of its option to accelerate the first milestone payment of $500,000 related to the neutropenia indication, and pursuant to a Securities Purchase Agreement entered into as of the same date, the Company issued $500 thousand shares of Company stock, consisting of an aggregate of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to the rights of the preferred stockholders. As of March 31, 2025, no dividends on common stock had been declared by the Company. At March 31, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2025	2024
Warrants to purchase common stock	699,710	707,234
Options issued and outstanding	8,868	8,868
Restricted stock units outstanding	79,415	44,119
Shares available for future incentive plan grants	33,401	5,555
Total	821,394	765,776

11. Common Stock Warrants

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

In May 2024, in connection with the sale of 277,059 shares of common stock, the Company issued Series A Warrants to purchase an aggregate of 277,059 shares of common stock and Series B Warrants to purchase an aggregate of 415,589 shares of common stock to the purchasers of the stock. The warrants are exercisable upon issuance and have an exercise price of $14.45 per share. The Series A Warrants expire on May 13, 2025 and the Series B Warrants expire on May 14, 2029. Additionally, the Company issued warrants to purchase 11,083 shares of common stock to Maxim, the placement agent for the public offering of the Company’s securities. The placement agent warrants are exercisable at any time beginning six months after the closing date of the equity offering and expire five years from the from the commencement of sales under the offering. During the quarter ended March 31, 2025, 7,524 Series A Warrants were exercised for proceeds of $109 thousand.

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

The fair value of the warrants issued to the placement agent in 2024 was estimated on the date of grant using the following assumptions:

	2024
	Minimum	Maximum
Expected life (in years)	5.0	5.0
Expected volatility	118.6%	118.6%
Risk-free interest rate	3.83%	4.50%
Dividend yield	0%	0%

A summary of the Company’s outstanding warrants as of March 31, 2025 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	269,535	$14.45	May 13, 2025
Common Stock	415,589	$14.45	May 14, 2029
Total	699,710

During the three months ended March 31, 2025, a total of 7,524 Series A warrants were exercised for total proceeds of $109 thousand. There were no warrant exercises in the three months ended March 31, 2024.

12. Equity Incentive Plans

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

As of March 31, 2025, there were 33,401 shares of common stock available for issuance under the A&R 2021 Plan.

Stock Options

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

The following table summarizes the stock option award activity for the three months ended March 31, 2025:

	Outstanding	Exercisable
January 1, 2025	8,868	1,935
Granted	—	—
Vested	—	2,035
Canceled or expired	—	—
Exercised	—	—
March 31, 2025	8,868	3,970

The weighted-average exercise price as of March 31, 2025 for stock options outstanding and stock options exercisable was $219.12 and $408.86, respectively. The weighted average remaining contractual life as of March 31, 2025 for stock options outstanding and stock options exercisable was 8.96 and 8.71 years, respectively. Stock-based compensation expense related to stock options was $74 thousand and $52 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there is $145 thousand of remaining expense, which is expected to be amortized over 0.93 years.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the three months ended March 31, 2025:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2025	111	$22.78
Issuance of restricted common stock	—	$-
Vested	(111)	$22.78
Cancelled	—	$-
March 31, 2025	—	$-

The fair value of restricted stock awards vested during the each of the three months ended March 31, 2025 and 2024 was $2 thousand. There is no remaining expense to be recognized in connection with restricted stock awards.

Restricted Stock Units

The following table sets forth the status of the Company's non-vested restricted stock units issued to employees:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2025	44,119	$3.91
Granted	35,296	$8.66
Vested	—	$—
Cancelled	—	$—
Non-vested as of March 31, 2025	79,415	$5.98

The fair value of restricted stock units granted during the three months ended March 31, 2025 was $306 thousand. There were no restricted stock awards granted during the three months ended March 31, 2024. Stock-based compensation expense related to restricted stock units was $24 thousand for the three months ended March 31, 2025. There was no expense for the three months ended March 31, 2024, as no restricted stock unit awards had been issued. As of March 31, 2025, there is $449 thousand of remaining expense, which is expected to be amortized over 3.9 years.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$43	$22
Sales and marketing	7	—
General and administrative	50	32
Total stock-based compensation	$100	$54

13. Net Loss per Share

The Company applies the two-class method in calculating the net loss per share amounts which requires net loss to be allocated between the common and convertible preferred stockholders based on their respective right to receive dividends. Accordingly, the Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is equal to the Company’s net loss.

Basic earnings per share ("EPS") is calculated by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on our Series Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options.

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Warrants to purchase common stock	699,710	3,503
Common stock options issued and outstanding	8,868	3,199
Restricted stock units issued and outstanding	79,415	—
Series A Preferred Stock	288,588	—
Total	1,076,581	6,702

14. Segment Information

Tivic Health is a diversified therapeutics company harnessing the power of the immune and autonomic nervous systems to fight disease and restore health. Tivic's bioelectronic program is developing non-invasive medical devices that optimize key stimulation parameters for the vagus nerve. Tivic's new biopharma program is focused on the advancing its first drug product candidate, Entolimod, into manufacturing, conducting process validation utilizing the output of such manufacturing, filing the associated Biologic License Application with the FDA, with the intent to sell the biologic compounds either inside or outside of the United States. Tivic also has an FDA-approved over-the-counter device, ClearUP, that treats sinus pain and pressure, for which it is actively pursuing various monitization strategies. Revenue is derived from sales of the Company's first commercial product, ClearUP. To date, the Company manages the business activities as a single operating segment. Tivic's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM utilizes the Company's long-term plan, which includes product development roadmaps and long-term financial models, as key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using factors such as gross margin, operating expenses, loss from operations and net loss.

Significant expenses within loss from operations, as well as within net loss, include costs of revenue, research and development, selling and marketing and general and administrative expenses, which are each separately presented on the Company's Statements of Operations. Other segment items within net loss include interest income.

During the three months ended March 31, 2025 and 2024, all revenue is domestic revenue. To-date we have not sold our product outside of the United States.

The Company's long-lived assets consist primarily of property and equipment, all of which are located in the United States.

15. Subsequent Events

Preferred Purchase Agreement

On April 29, 2025, the Company entered into an Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s newly designated Series B Non-Voting Convertible Preferred Stock (“Series B Preferred”) and warrants (“Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $8,400,000 (the “Preferred Offering”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Preferred Offering shall be conducted through six separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Investor up to an aggregate of 8,400 shares of Series B Preferred as follows: (i) 700 shares of Series B Preferred, for $700,000, in the initial Tranche Closing, which shall be consummated upon effectiveness of the Registration Statement (defined below); (ii) 700 shares of Series B Preferred, for $700,000, in the second Tranche Closing, which shall be consummated 10 trading days after the initial Tranche Closing; (iii) 1,750 shares of Series B Preferred, for $1,750,000, in the third Tranche Closing, which shall be consummated 20 trading days after the second Tranche Closing; (iv) 1,750 shares of Series B Preferred, for $1,750,000, in the fourth Tranche Closing, which shall be consummated 20 trading days after the third Tranche Closing; (v) 1,750 shares of Series B Preferred, for $1,750,000, in the fifth Tranche Closing, which shall be consummated 20 trading days after the fourth Tranche Closing; and (vi) 1,750 shares of Series B Preferred, for $1,750,000, in the final Tranche Closing, which shall be consummated 20 trading days after the fifth Tranche Closing.

In addition to the shares of Series B Preferred to be sold and issued to the Investor in the Preferred Offering, at each Tranche Closing the Company shall also issue the Investor a Warrant to purchase that number of shares of Company common stock equal to 30% of shares of common stock issuable upon conversion in full of the shares of Series B Preferred issued at the same Tranche Closing. Each Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and Stockholder Approval), expire five years from the date of issuance, and have an initial exercise price equal to the average closing price of the Company’s common stock during the prior five trading days preceding each Tranche Closing (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Warrant). In the event that Warrants issued to the Investor in a subsequent Tranche Closing have a lower exercise price than the Investor’s Warrants outstanding as of such later Tranche Closing, immediately after the Tranche Closing the exercise price of all outstanding Warrants held by the Investor shall automatically be reduced to equal such lower exercise price of the Warrants issued in such Tranche Closing.

In the event that the average closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall not be equal to or greater than the Floor Price (as defined below), then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Investor has the ability, subject to prior written consent of the Company, to purchase any number of shares of Series B Preferred prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement.

The Preferred Purchase Agreement contains customary termination provisions for the Investor under certain limited circumstances and the Preferred Purchase Agreement will automatically terminate if any Tranche Closing has not occurred prior to December 31, 2025.

Craft Capital Management LLC (“Craft”) acted as placement agent to the Company in connection with the Preferred Offering. As consideration for services rendered by Craft, the Company shall pay Craft a cash fee equal to eight percent (8%) of any such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement.

Designation of Series B Preferred Stock

On April 29, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting

Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Preferred Offering. The Certificate of Designation became effective upon filing and designates 8,400 shares of the Company’s preferred stock as Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share.

Ranking. The Series B Preferred ranks senior to the Company’s common stock and Series A Preferred stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends. The holders of outstanding shares of Series B Preferred shall be entitled to cumulative dividends at an annual rate of 10% of the Stated Value (as defined below) per share. Dividends shall accrue from the date of each such Tranche Closing, and for as long as any shares of Series B Preferred remain issued and outstanding and are payable quarterly in arrears. At the Company’s option, dividends on the Series B Preferred may be paid in (i) cash, (ii) by adding the amount of dividends payable on such date to the aggregate Stated Value of such Holder’s shares of Series B Preferred Stock (“PIK Dividends”), or (iii) any combination of cash and PIK Dividends. The “Stated Value” shall mean $1,000 per share, subject to adjustment in the event of any stock dividend (including PIK Dividends), stock split, combination, recapitalization, or other similar event affecting such shares.

Voting. Except as otherwise provided by the Certificate of Designation or required by law, the Series B Preferred does not have voting rights. However, as long as any shares of Series B Preferred are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s amended and restated certificate of incorporation, as amended (the “Charter”), or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred, (ii) issue further shares of Series B Preferred, or (iii) enter into any agreement with respect to any of the foregoing.

Conversion. Subject to certain beneficial ownership limitations and, until such date that Stockholder Approval is obtained, the Exchange Cap, at any time after the issuance date, each holder of Series B Preferred shall have the right, at such holder’s option, to convert any or all of the shares of Series B Preferred held by such holder into fully paid and nonassessable shares of Company common stock. The number of shares of common stock issuable upon conversion of each share of Series B Preferred shall be equal to the quotient obtained by dividing (i) the Stated Value of such share of Series B Preferred plus all accrued and unpaid dividends thereon by (ii) the Conversion Price (as defined below) in effect on the date of conversion. The conversion price (the “Conversion Price”) in effect on any conversion date shall be equal to 90% of the lowest closing volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the conversion notice delivered by the holder, subject to adjustment, provide, however, that in no event shall the Conversion Price be lower than $1.294 per share (the “Floor Price”), subject to adjustment.

Liquidation. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series B Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution of the Company to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series B Preferred upon liquidation, by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends thereon or (ii) the amount that such Holder would receive if such Holder converted all of its shares of Series B Preferred into common stock immediately prior to such liquidation, dissolution or winding up.

Redemption. The Company may, at any time and in its sole discretion, request to redeem all or any portion of the outstanding shares of Series B Preferred at a price equal to 115% of the Stated Value plus all accrued and unpaid dividends thereon by providing the holder at least 10 days prior written notice, during which 10 day period the holder thereof shall have the right to convert such holder’s shares of Series B Preferred into shares of Company common stock. Upon the closing of any equity or equity-linked financing by the Company after the issuance date, the holder shall have the right, but not the obligation, to require the Company to redeem, out of the proceeds of such financing, up to 25% of the aggregate amount of net proceeds raised in the financing, outstanding shares of Series B Preferred at a per share price equal to the Stated Value plus all accrued and unpaid dividends thereon, provided that such right shall expire 5 days after the holder receives notice from the Company of the consumption of a financing.

Scorpius Statement of Work

On May 9, 2025, the Company entered into a Statement of Work (the “Scorpius SOW”) with Scorpius BioManufacturing, Inc. (“Scorpius”), pursuant to which Scorpius will serve as the primary U.S. manufacturer for the Company’s late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process. The Scorpius SOW shall be governed by the Terms and Conditions attached thereto, unless and until a Master Services Agreement is executed by and between the parties in connection with the services contemplated by the Scorpius SOW.

Pursuant to the Scorpius SOW, the Company has agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. The Company is required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. The Company will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes.

Equity Distribution Agreement

During the period from April 1, 2025 to April 23, 2025 the Company sold a total of 172,700 shares of common stock pursuant to the Equity Distribution Agreement with Maxim for gross proceeds of $1.8 million. Commissions paid to Maxim were $53 thousand and net proceeds after deducting commissions and offering costs paid by the Company were $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q (this "Quarterly Report"), as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10‑Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, each of which Risk Factors are incorporated in this Quarterly Report on Form 10-Q by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

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

Tivic Health’s TLR5 program focuses on immunotherapeutics about to activate underactive immune systems. The lead product candidate is the late-stage TLR5 agonist, Entolimod™, to treat acute radiation syndrome ("ARS"). The U.S. Federal Drug Administration (“FDA”) has granted Fast Track and Orphan Drug designation to Entolimod™ for the treatment of ARS. Tivic Health is also preparing to file an investigational new drug ("IND") application and to initiate a phase 2 clinical study for Entolimod™ for the treatment of neutropenia.

Tivic's VNS program includes two complementary systems. Tivic’s first commercial system is a handheld design that interfaces non-invasively with the trigeminal, sympathetic, and other facial and cranial nerve structures. This platform is the basis for Tivic’s existing product, currently marketed with FDA approval as ClearUP Sinus Pain Relief for the treatment of sinus pain and congestion.

The second is a clincal-stage system directed to non-invasive vagus nerve stimulation.

Current Commercial Product

Tivic Health currently markets one commercial product under the brand name “ClearUP Sinus Pain Relief.” ClearUP is built on our patented, handheld neuromodulation design and was developed by Tivic Health for the treatment of sinus and allergy-related conditions. It uses ultra-low current electrical waves to relieve sinus pain and congestion symptoms that are prevalent in nasal allergies, sinus infections, chronic sinusitus, cold and flu as part of sinonasal immune responses. ClearUP has been approved by the U.S. Federal Drug Administration (“FDA”) for the indications of temporary relief of sinus pain associated with allergic rhinitis and temporary relief of congestion. ClearUP is the first FDA-approved bioelectronic treatment of the foregoing indications.

The FDA initially provided clearance to our ClearUP product under a 510(k) with clinical data as an allergy treatment in January 2019. The FDA granted ClearUP a subsequent De Novo clearance in March 2021, which expanded ClearUP’s label, enabling marketing of ClearUP for allergies, sinusitis, cold, flu, and any inflammatory condition involving congestion.

A 2023 study with over 2,000 representative consumers conducted by Intellego Insights (commissioned by Tivic Health) identified that approximately 85 million U.S. adults experience inflammation-related symptoms related to allergies, congestion, head pain, and sinus issues. Of the consumers that participated in the study, 58% of sufferers try to avoid medication, if at all possible.

Customers can purchase ClearUP products directly from Tivic via our own website and through major online stores, including Amazon, Walmart, BestBuy, FSAStore and HSA Store. These channels are serviced, in part, through distribution agreements with McKesson, Cardinal Health and Cencora (previously Amerisource Bergen) or are directly managed by the Company.

VNS Clinical Research

Tivic has also developed a proprietary approach to precision, non-invasive cervical vagus nerve stimulation (“ncVNS”) based on our experience building evidence-based bioelectronic therapeutics. The vagus nerve is the tenth cranial nerve and the longest autonomic nerve in the body. The vagus nerve is responsible for regulating several bodily functions, including system immune responses, digestion, heart rate, breathing, cardiovascular activity, and visceral reflexes. Because the vagus nerve regulates the immune system and many organ systems associated with chronic disease, modulating activity in this nerve pathway is of significant interest in the healthcare industry.

In May 2024, we announced the final results of an initial clinical validation study with The Feinstein Institutes for Medical Research at Northwell Health (“Feinstein”). Through this collaboration, we have confirmed the effectiveness of our patent-pending non-invasive ncVNS approach, which induces responses in the autonomic, cardiac, and central nervous systems and can be expected to have clinical utility in several major disease areas. The study had the following results:

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

Based upon these encouraging results, in May 2024, we initiated a second collaborative research study with Feinstein to identify VNS device parameters, including frequency, signal parameters, electrode placement and duration of treatment, that deliver the optimal effect on autonomic nervous system (“ANS”) function (elsewhere referred to as our "optimization study"). In September 2024, we announced approval for the contracted clinical work by Northwell Health's Institutional Review Board, required before enrollment of subjects. In October 2024, we announced enrollment of the first subject in this optimization study for our patent pending, non-invasive vagus nerve stimulation device. The results will be used to inform clinical indication priority and commercial development. Enrollment was completed in November 2024. In early 2025, following the completion of two rounds of study visits, the Company expanded the protocol to include additional parameters for optimization, leading to additional intellectual property, including those claims covered in various patent filings.

VNS Commercial Strategy

In September 2024, we announced our partnership with Fletcher Spaght, Inc ("FSI"), a leading healthcare growth strategy firm, to accelerate development of our commercial strategy for ncVNS. The firm has completed a comprehensive market assessment of our ncVNS technology drawing from outcomes from our clinical study results. FSI initially identified approximately 30 potential medical use cases for our ncVNS technology in neurologic, cardiac, psychiatric and autonomic nervous system diseases. Working closely with Tivic’s scientific and clinical leadership, the firm has identified a set of prioritized target indications with the strongest potential for market entry, based on market research, clinical reviews and interviews with key opinion leaders and payers.

We intend to overlay the results of the clinical research with our proprietary market research to prioritize targets for disease-specific trials planned for the second half of 2025.

Business Updates

Nasdaq Compliance

On June 28, 2024, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock was below $1.00 per share for 33 consecutive business days, we are not currently in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On December 27, 2024, the Company received an additional letter from Nasdaq stating that it had not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day remediation period, and that, unless it timely requested a hearing before a Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension/delisting. After a hearing in front of the Panel, on March 6, 2025, the Company received a letter from the Panel granting its request for continued listing on the Nasdaq Capital Market, provided that the Company implemented a reverse stock split of its common stock on March 7, 2025 and demonstrated compliance with all such continued listing requirements for the Nasdaq Capital Market as of March 20, 2025.

On April 4, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the Minimum Bid Price Requirement, as required by the Panel’s decision dated March 6, 2025. As a result, the Company’s common stock will continue to be listed on the Nasdaq Capital Market.

Reverse Stock Split - 2025

Effective March 7, 2025, we implemented a reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. We issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split.

All share and per share amounts for our common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock and upon exercise of options and warrants outstanding, and exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Quarterly Report, including the financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

Equity Line of Credit

On March 18, 2025, we entered into an Equity Purchase Agreement (the “Mast Hill Purchase Agreement”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which we will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from us, up to $25 million (the “Maximum Commitment Amount”) shares of our common stock (the “Put Shares”), at our sole discretion, over the next 24 months, subject to certain conditions precedent and other limitations.

Unless earlier terminated, the Mast Hill Purchase Agreement will remain in effect until the earlier of March 18, 2027 or the date on which Mast Hill has purchased the Maximum Commitment Amount (the “Commitment Period”). We have the right to terminate the Mast Hill Purchase Agreement at any time, subject to limitations set forth in the Mast Hill Purchase Agreement.

During the Commitment Period, we will have the right, but not the obligation, to direct Mast Hill to make a purchase of the Put Shares by delivering written notice to Mast Hill (a “Put Notice”) on any trading day (the “Put Date”) to purchase a number of Put Shares pursuant to a formula set forth in the Mast Hill Purchase Agreement. The purchase price for the Put Shares under the Mast Hill Purchase Agreement will be equal to 95% of the lowest VWAP (as defined in the Mast Hill Purchase Agreement) of our common stock on the Principal Market (as defined in the Mast Hill Purchase Agreement) on any trading day during the pricing period, and the pricing period for each sale of Put Shares will be the 5 trading days immediately after receipt of the Put Shares by Mast Hill, subject to adjustment as provided in the Mast Hill Purchase Agreement.

Each Put Notice shall direct Mast Hill to purchase Put Shares (i) in a minimum amount not less than $50 thousand and (ii) in a maximum amount up to $500 thousand, provide further that the number of Put Shares in each respective Put shall not exceed 100% of the average trading volume of our common stock during the 5 trading days immediately preceding the date of the Put Notice. Mast Hill’s obligation to purchase Put Shares is subject to a 4.99% beneficial ownership blocker. Additionally, pursuant to the Mast Hill Purchase Agreement,we may not sell or issue to Mast Hill more than 19.99% of the number of shares of our common stock issued and outstanding immediately prior to execution of the Mast Hill Purchase Agreement unless and until we obtain stockholder approval to issue additional shares, in accordance with applicable Nasdaq rules.

As consideration for Mast Hill’s commitment to purchase shares of our common stock under the Mast Hill Purchase Agreement, we issued Mast Hill 29,800 restricted shares of common stock following the execution of the Mast Hill Purchase Agreement (the “Commitment Shares”).

Craft Capital Management LLC acted as our placement agent in connection with this transaction. As compensation for such services, we will pay Maxim a commission of 3.0% of the aggregate gross proceeds from each sale of Put Shares under the Mast Hill Purchase Agreement.

In connection with the Mast Hill Purchase Agreement, the Company and Mast Hill also entered into a registration rights agreement, pursuant to which we agreed to file with the Commission an initial registration statement covering (i) all of the Put Shares issuable under the Mast Hill Purchase Agreement the Commitment Shares (collectively, the “Mast Hill Registrable Securities”) so as to permit the resale of such securities by Mast Hill. On May 2, 2025, we filed the registration statement with the SEC confidentially, and, after receiving notice from the SEC that they would not be reviewing it, we filed the registration statement publicly on May 9, 2025. The registration statement was declared effective by the SEC on March 13, 2025. Pursuant to the registration rights agreement, we shall keep the registration statement effective, including but not limited to pursuant to Rule 415 promulgated under the Securities Act and available for the resale by Mast Hill of all of the Mast Hill Registrable Securities covered thereby at all times until the date on which Mast Hill shall have sold all the Mast Hill Registrable Securities and the Maximum Commitment Amount has been drawn down by the Company.

The Mast Hill Purchase Agreement and registration rights agreement contain customary representations, warranties and agreements, as well as customary conditions to Mast Hill’s obligation to purchase the Put Shares.

Exclusive License Agreement – Statera BioPharma

On February 11, 2025, we entered into the License Agreement with Statera, whereby we acquired (i) an exclusive worldwide license to the patented TLR5 agonist lead program of Statera known as Entolimod (the “Licensed Molecules”) as it relates to the ARS indication (the “Initial Indication”) and (ii) an exclusive option (the “Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including Lymphocyte Exhaustion, Immunosenescence, Neutropenia and/or Vaccine Adjuvant (the “Subsequent Indications”) and to the TLR5 agonist follow-on program of Statera known as Entolasta, in each case as described in more detail below. The License Agreement transaction was consummated concurrently therewith on February 11, 2025 (the “Closing Date”).

Under the terms of the License Agreement, Statera has granted the Company an exclusive worldwide license, with the right to grant and authorize sublicenses, under Statera’s patents, trademarks, know-how and other intellectual property to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product Entolimod as it relates to the Initial Indication during the term of the License Agreement.

As consideration for the License Agreement, we agreed to pay Statera a license fee of $1,500,000 consisting of (i) $300,000 in cash consideration and (ii) $1,200,000 in stock consideration, as described below. The Company remains liable to Statera for certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option, net sales for all Subsequent Indications, within certain royalty periods.

The License Agreement further provides us with the Exclusive Option to expand the Initial Indications to include the treatment of the Subsequent Indications or to expand the use from a single agent to include uses as vaccine adjuvant, or several or all of them, at any time during the term of the License Agreement, and on one or more occasions, at its discretion. As part of exercise of the Exclusive Option, the license grant would be expanded to include uses of Entolasta, in addition to Entolimod, both for ARS and for the Subsequent Indications.

In conjunction with the License Agreement, Statera additionally transferred to the Company the title to fifteen kilograms (15kg) of frozen manufactured Entolimod drug substance and drug product lots and associated quality records associated with their production and applicable verification records (the “Materials”). In connection with this acquisition of ownership of the Materials, we will be negotiating a $1 per year lease with an affiliate of Statera for the proper care, storage and handling of the Materials.

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

Event	Payment
Validation of current inventory of Materials for distribution and sales	$750,000
Filing of BLA with FDA for Acute Radiation Syndrome	1,000,000
Total Acute Radiation Syndrome Development Milestones	$1,750,000

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments, payable in in either the cash or Company stock (at our sole discretion), become obligations of the Company as well:

Event	Payment
File IND and Initiate Phase 2 Clinical Study for Neutropenia	$500,000
Phase III Completion - successfully meets endpoint required to secure FDA approval for treatment of Neutropenia	750,000
File BLA with FDA and achieve FDA Approval for Neutropenia	1,500,000
File IND and Initiate Phase 2 study of Lymphocyte Exhaustion	500,000
Phase III Completion - successfully meets endpoint required by FDA for treatment of Lymphocye Exhaustion	750,000
File BLA with FDA and achieve FDA Approval for Lymphocyte Exhaustion	1,500,000
IND approval and initiation of Phase 3 study as a Vaccine Adjuvant	500,000
File US BLA with FDA and achieve FDA Approval for use as a Vaccine Adjuvant	500,000
Total Potential Development Milestones for additional Indications (as applicable)	$6,500,000

Pursuant to the License Agreement, in the event that the Company exercises its Exclusive Option with respect to one or more Subsequent Indications, the Company may elect, in its sole discretion, to accelerate any of the milestone payments in advance of the milestone achievements.

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the “Neutropenia Option”) and to accelerate the first milestone payment of $500,000 related to the neutropenia indication, payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The payment of $500 thousand was paid in Company stock, as discussed in additional detail below.

As a result of the Company’s exercise of the Neutropenia Option, the Company is obligated to develop and commercialize the expanded licensed products related to the neutropenia indication, at its own cost and expense, including to meet those milestones discussed above, and is obligated to pay the milestone payments, other than the Neutropenia Option, upon accomplishing each such milestone.

In conjunction with the License Agreement, Statera may nominate one individual to sit on Board. Statera’s nominee must have the relevant industry experience in biopharmaceuticals, meet all requirements for service as an Independent Board Member, as defined by Nasdaq listing requirements. Approval of such Statera nominee shall be at the sole reasonable discretion of the Board.

Pursuant to the License Agreement, we agreed to hold a stockholders’ meeting within 120 days of the Closing Date to submit the approval of the conversion of shares of the Company's Series A Non-Voting Convertible Preferred Stock ("Series A Preferred Stock") into shares of Company common stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) to its stockholders for their consideration, provided, however that Statera agreed to extend the deadline to hold the stockholders' meeting to June 30, 2025. In connection therewith, we have agreed to file a proxy statement on Schedule 14A with the SEC. If the requisite stockholder approval is not obtained within the time period referenced above, then we shall convene additional stockholder meetings every 90 days thereafter until the requisite stockholder approval is obtained.

Securities Purchase Agreements

On February 11, 2025, in connection with and as consideration for the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issue and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 31, 2025, in connection with the Company's exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the exercise of its option to accelerate the first milestone payment of $500 thousand related to the neutropenia indication, and pursuant to a Securities Purchase Agreement entered into as of the same date, the Company issued $500 thousand shares of Company stock, consisting of an aggregate of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible into approximately 588 shares of common stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation (as defined and described below).

The Securities Purchase Agreements also provide the recipients of shares of the Series A Preferred Stock and common stock (together, the "Securities") with registration rights related to the Securities. Specifically, the Company is required to prepare and file a resale registration statement with the Commission within 60 calendar days following the closing date, with respect to the common stock and the shares of common stock underlying the Series A Preferred Stock.

Preferred Purchase Agreement

On April 29, 2025, the Company entered into an Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s newly designated Series B Non-Voting Convertible Preferred Stock (“Series B Preferred”) and warrants (“Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $8,400,000 (the “Preferred Offering”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Preferred Offering shall be conducted through six separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Investor up to an aggregate of 8,400 shares of Series B Preferred as follows: (i) 700 shares of Series B Preferred, for $700,000, in the initial Tranche Closing, which shall be consummated upon effectiveness of the Registration Statement (defined below); (ii) 700 shares of Series B Preferred, for $700,000, in the second Tranche Closing, which shall be consummated 10 trading days after the initial Tranche Closing; (iii) 1,750 shares of Series B Preferred, for $1,750,000, in the third Tranche Closing, which shall be consummated 20 trading days after the second Tranche Closing; (iv) 1,750 shares of Series B Preferred, for $1,750,000, in the fourth Tranche Closing, which shall be consummated 20 trading days after the third Tranche Closing; (v) 1,750 shares of Series B Preferred, for $1,750,000, in the fifth Tranche Closing, which shall be consummated 20 trading days after the fourth Tranche Closing; and (vi) 1,750 shares of Series B Preferred, for $1,750,000, in the final Tranche Closing, which shall be consummated 20 trading days after the fifth Tranche Closing.

In addition to the shares of Series B Preferred to be sold and issued to the Investor in the Preferred Offering, at each Tranche Closing the Company shall also issue the Investor a Warrant to purchase that number of shares of Company common stock equal to 30% of shares of common stock issuable upon conversion in full of the shares of Series B Preferred issued at the same Tranche Closing. Each Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and Stockholder Approval), expire five years from the date of issuance, and have an initial exercise price equal to the average closing price of the Company’s common stock during the prior five trading days preceding each Tranche Closing (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Warrant). In the event that Warrants issued to the Investor in a subsequent Tranche Closing have a lower exercise price than the Investor’s Warrants outstanding as of such later Tranche Closing, immediately after the Tranche Closing the exercise price of all outstanding Warrants held by the Investor shall automatically be reduced to equal such lower exercise price of the Warrants issued in such Tranche Closing.

In the event that the average closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall not be equal to or greater than the Floor Price (as defined below), then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Investor has the ability, subject to prior written consent of the Company, to purchase any number of shares of Series B Preferred prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement.

Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, for so long as any shares of Series B Preferred remain outstanding (the “ROFR Period”), the Investor will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, for so long as any the Investor holds any shares of Series B Preferred, Warrants, shares of common stock issued upon conversion of shares of Series B Preferred (“Conversion Shares”) or shares of common stock issued upon exercise of the Warrants (“Warrant Shares,” and collectively with the Series B Preferred, Warrants and Conversion Shares, the “Securities”), the Investor shall have the right to participate in any subsequent financing for up to 20% of such financing. Moreover, for so long as any shares of Series B Preferred remain outstanding, subject to certain exceptions, the Investor shall have the right to require the Company to use 25% of the proceeds received by the Company from any future financing to redeem any shares of Series B Preferred held by the Investor in accordance with the terms of the Series B Preferred Certificate of Designation.

The consummation of the transactions contemplated by the Preferred Purchase Agreement is subject to various customary closing conditions. In addition, pursuant to the Preferred Purchase Agreement, unless and until the Company obtains stockholder approval to issue additional shares in accordance with applicable Nasdaq Rules (“Stockholder Approval”), the Investor is prohibited from converting its shares of Series B Preferred and exercising its Warrants to the extent that such conversions and exercises would, in the aggregate, result in the issuance of shares of common stock exceeding 19.99% of the number of shares of Company common stock issued and outstanding on the execution date (the “Exchange Cap”). The Investor shall have no obligation to fund the second or subsequent Tranche Closings unless and until Stockholder Approval has been obtained, and the Company has agreed to file a proxy statement on Schedule 14A with the Securities and Exchange Commission (the “Commission”) to obtain Stockholder Approval no later than twenty (20) days from the execution date.

In connection with the Purchase Agreement, the Company and the Investor also entered into a registration rights agreement, pursuant to which the Company agreed to file with the Commission, no later than fifteen (15) days from the execution sate, a registration statement (the “Registration Statement”) covering the Conversion Shares and the Warrant Shares (collectively, the “Preferred Offering Registrable Securities”) so as to permit the resale of such securities by the Investor. The Company shall use commercially reasonable efforts to keep the registration statement effective, including but not limited to pursuant to Rule 415 promulgated under the Securities Act, and available for the resale by the Investor of all of the Preferred Offering Registrable Securities covered thereby at all times until the date on which the Investor shall have sold all the Preferred Offering Registrable Securities or they cease to require registration pursuant to the registration rights agreement.

The Purchase Agreement and registration rights agreement contain customary representations, warranties and agreements, as well as customary indemnification obligations of the Company.

Craft acted as placement agent to the Company in connection with the Preferred Offering. As consideration for services rendered by Craft, the Company shall pay Craft a cash fee equal to eight percent (8%) of any such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement.

Designation of Series B Preferred Stock

On April 29, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Preferred Offering. The Certificate of Designation became effective upon filing and designates 8,400 shares of the Company’s preferred stock as Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share.

Ranking. The Series B Preferred ranks senior to the Company’s common stock and Series A Preferred stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends. The holders of outstanding shares of Series B Preferred shall be entitled to cumulative dividends at an annual rate of 10% of the Stated Value (as defined below) per share. Dividends shall accrue from the date of each such Tranche Closing, and for as long as any shares of Series B Preferred remain issued and outstanding and are payable quarterly in arrears. At the Company’s option, dividends on the Series B Preferred may be paid in (i) cash, (ii) by adding the amount of dividends payable on such date to the aggregate Stated Value of such Holder’s shares of Series B Preferred Stock (“PIK Dividends”), or (iii) any combination of cash and PIK Dividends. The “Stated Value” shall mean $1,000 per share, subject to adjustment in the event of any stock dividend (including PIK Dividends), stock split, combination, recapitalization, or other similar event affecting such shares.

Voting. Except as otherwise provided by the Certificate of Designation or required by law, the Series B Preferred does not have voting rights. However, as long as any shares of Series B Preferred are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s amended and restated certificate of incorporation, as amended (the “Charter”), or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred, (ii) issue further shares of Series B Preferred, or (iii) enter into any agreement with respect to any of the foregoing.

Conversion. Subject to certain beneficial ownership limitations and, until such date that Stockholder Approval is obtained, the Exchange Cap, at any time after the issuance date, each holder of Series B Preferred shall have the right, at such holder’s option, to convert any or all of the shares of Series B Preferred held by such holder into fully paid and nonassessable shares of Company common stock. The number of shares of common stock issuable upon conversion of each share of Series B Preferred shall be equal to the quotient obtained by dividing (i) the Stated Value of such share of Series B Preferred plus all accrued and unpaid dividends thereon by (ii) the Conversion Price (as defined below) in effect on the date of conversion. The conversion price (the “Conversion Price”) in effect on any conversion date shall be equal to 90% of the lowest closing volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the conversion notice delivered by the holder, subject to adjustment, provide, however, that in no event shall the Conversion Price be lower than $1.294 per share (the “Floor Price”), subject to adjustment.

Liquidation. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series B Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution of the Company to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series B Preferred upon liquidation, by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends thereon or (ii) the amount that such Holder would receive if such Holder converted all of its shares of Series B Preferred into common stock immediately prior to such liquidation, dissolution or winding up.

Redemption. The Company may, at any time and in its sole discretion, request to redeem all or any portion of the outstanding shares of Series B Preferred at a price equal to 115% of the Stated Value plus all accrued and unpaid dividends thereon by providing the holder at least 10 days prior written notice, during which 10 day period the holder thereof shall have the right to convert such holder’s shares of Series B Preferred into shares of Company common stock. Upon the closing of any equity or equity-linked financing by the Company after the issuance date, the holder shall have the right, but not the obligation, to require the Company to redeem, out of the proceeds of such financing, up to 25% of the aggregate amount of net proceeds raised in the financing, outstanding shares of Series B Preferred at a per share price equal to the Stated Value plus all accrued and unpaid dividends thereon, provided that such right shall expire 5 days after the holder receives notice from the Company of the consumption of a financing.

Scorpius Statement of Work

On May 9, 2025, the Company entered into a Statement of Work (the “Scorpius SOW”) with Scorpius BioManufacturing, Inc. (“Scorpius”), pursuant to which Scorpius will serve as the primary U.S. manufacturer for the Company’s late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process. The Scorpius SOW shall be governed by the Terms and Conditions attached thereto, unless and until a Master Services Agreement is executed by and between the parties in connection with the services contemplated by the Scorpius SOW.

Pursuant to the Scorpius SOW, the Company has agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. The Company is required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. The Company will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes.

The Scorpius SOW includes detailed project management provisions, including the assignment of a dedicated project manager, regular project team meetings, risk management procedures, and the use of a project-dedicated site for document sharing and collaboration. The Company will own all deliverables provided by Scorpius, and intellectual property provisions specify that any foreground intellectual property generated specifically in connection with the development or manufacture of Entolimod (other than improvements to Scorpius background intellectual property and foreground intellectual property that is related primarily to the business of Scorpius generally conducted for its client) will be solely and exclusively owned by the Company. Additionally, Scorpius is required to provide monthly updates to the Company to keep it informed of progress and results of the activities in the scope of the Scorpius SOW.

Either party to the Scorpius SOW has the right to terminate the Scorpius SOW (i) upon written sixty (60) days’ written notice to other party for any reason or (ii) upon breach of a material provision of the Scorpius SOW and failure to cure within thirty (30) days’ written notice. In connection with any termination, the Company is required to pay (i) any open invoices and (ii) the documented reasonable expense incurred or irrevocably obligated related to the Scorpius SOW and Scorpius to wind down activities, plus as liquidated damages and not as a penalty, an amount equal to the greater of a 50% of the cost of the Scorpius SOW not yet performed or (b) 75% of the prices of the services for the applicable manufacturing run(s) set to be performed within sixty (60) days of termination under the Scorpius SOW.

Operational Updates

In the first three months of 2025 we hired Michael Handley, previous Chief Executive Officer, President and Chairman of Statera Biopharma as Chief Operating Officer of Tivic and President, Tivic Biopharma, a role in which he will lead the establishment of a biopharmaceutical capability within Tivic. We also continued to build and invest in developing our intellectual property portfolio.

We have continued to intentionally maintain a small core team at this stage of the Company, including managing our headcount to reduce operating expenses. We have relied, and continue to rely, heavily on third-party service providers, including marketing agencies, contract manufacturing organizations, software-as-a-service platforms, clinical research organizations, academic research partnerships, finance and accounting support, quality and regulatory support and legal support to carry out our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
	(unaudited)
Revenue	$70	$334	$(264)
Cost of sales	20	167	(147)
Gross profit	50	167	(117)
Operating expenses:
Research and development	335	256	79
Sales and marketing	179	505	(326)
General and administrative	1,042	887	155
Total operating expenses	1,556	1,648	(92)
Loss from operations	(1,506)	(1,481)	(25)
Other income:
Interest income	4	—	4
Total other income	4	—	4
Net loss	$(1,502)	$(1,481)	$(21)

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

For the three months ended March 31, 2025, revenue decreased overall by $264 thousand, or 79%, compared to the same period in 2024, primarily due to a 81% decrease in the number of units sold associated with a 92% decrease in advertising spend as we focused our capital resources into securing the Statera Licensing Agreement.

We expect continued variability in sales as we manage advertising spend and seek alternative ways to monetize ClearUP.

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

For the three months ended March 31, 2025, cost of sales decreased by $147 thousand, or 88%, compared to the same period in 2024, primarily driven by the decrease in unit sales. Variable cost was $16 thousand, or $45.38 per unit, for the three months ended March 31, 2025, compared to $129 thousand, or $72.21 per unit, for the same period in 2024. The decrease in variable costs is due to restructuring of our supply chain with new partners completed in August 2024 and certain inventory adjustments, including scrap write-offs, that occurred in 2024. Fixed costs were $4 thousand, or $12.76 per unit, for the three months ended March 31, 2025, compared to $38 thousand, or $21.04 per unit, for the same period in 2024. The decrease in the fixed cost was primarily due to lower product support costs.

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

During the three months ended March 31, 2025, our gross margin has increased by 21% compared to the same period in 2024. The increase is due to the restructuring of our supply chain and move to a lower cost logistics provider.

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

For the three months ended March 31, 2025, research and development expenses increased by $79 thousand compared to the same period in 2024. The increase was primarily due to additional headcount-related costs.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. We expect sales and marketing expenses to vary as we continue to support our current markets and distribution channels..

Sales and marketing expenses decreased to $179 thousand for the three months ended March 31, 2025, compared to $505 thousand for the three months ended March 31, 2024. The decrease was due to a 92% reduction in advertising spend as we we focused our capital resources into securing the Statera Licensing Agreement.

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

For the three months ended March 31, 2025, general and administrative expenses increased by $155 thousand compared to the same period in 2024. The overall increase was the result of increases of $254 thousand in legal and other fees primarily related to our special shareholder meeting in January and our Nasdaq hearing in February, offset by decreases of $50 thousand in lease expenses due to the change in our headquarters in the second quarter of 2024 and decreases in other expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States, investments in product candidates deriving from our work in vagus nerve stimulation, and evaluation and conducting diligence on inorganic growth opportunities. Our focus has substantively shifted from growing the ClearUP business to advancing our biologic and bioelectronic pipeline towards commercial outcomes. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of March 31, 2025, we had cash and cash equivalents of $0.7 million, working capital of $0.5 million and an accumulated deficit of $45.0 million. Subsequent to the end of the quarter, we received net proceeds of $1.7 million through the sale and issuance of common stock pursuant to our Equity Distribution Agreement.

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

On September 13, 2024, we entered into an Equity Distribution Agreement with Maxim Group LLC ("Maxim"), pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, up to $10 million in shares of our common stock, subject to our then current “baby shelf” limitation under General Instruction I.B.6. of Form S-3. As of March 31, 2025, we had sold an aggregate of 193,161 shares of common stock pursuant to the Distribution Agreement, for gross proceeds of $1.2 million. We paid Maxim $37 thousand in commissions in connection with such sales. In April 2025, we sold an aggregate of 172,700 shares of common stock pursuant to the agreement for gross proceeds of $1.8 million. We paid Maxim $53 thousand in commissions and $10 thousand in legal fee reimbursements for net proceeds of $1.7 million.

On March 18, 2025, we entered into the Mast Hill Purchase Agreement with Mast Hill, pursuant to which we will have the right, but not the obligation, to sell to Mast Hill up to $25 million in shares of our common stock from time to time over a two-year period, subject to certain conditions precedent and other limitations (including without limitation beneficial ownership limitations). As a condition to our ability to effect sales under the Mast Hill Purchase Agreement, the shares must be registered for resale by Mast Hill pursuant to an effective registration statement. Additionally, until such time that we have obtained stockholder approval to sell and issue shares of our common stock under the Mast Hill Purchase Agreement, in accordance with Nasdaq rules, the number of shares we may sell under the Mast Hill Purchase Agreement (including the 29,800 shares of common stock that we issued to Mast Hill as commitment shares) may not exceed 19.99% of the number of shares of our common stock issued and outstanding immediately prior to execution of the Mast Hill Purchase Agreement.

On April 29, 2025, we entered into the Preferred Purchase Agreement with the Investor, pursuant to which, subject to the conditions set forth therein, we shall sell to the Investor, and the Investor shall purchase from us, up to 8,400 shares of Series B Preferred and Warrants for a total purchase price of up to $8,400,000 in six separate Tranche Closings. The Investor's obligation to purchase shares of Series B Preferred and Warrants and to complete a Tranche Closing is subject to satisfaction of certain conditions precedent and other limitations (including without limitation beneficial ownership limitations and receipt of Stockholder Approval).

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, evaluating and conducting diligence on potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase as we advance our vagus nerve platform and biopharma program, as well as discover, acquire, validate or develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We plan to increase our research and development investments in our vagus nerve platform and clinical applications thereof in 2025. We also plan to increase investments in manufacturing and regulatory processes to advance the development of our licensed TLR5 agonist programs, known as Entolimod and Entolasta. Furthermore, we have incurred, and will continue to incur, costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, the regulatory approval process, as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. For the same reasons, we are also unable to predict whether we will generate significant revenue from ClearUP product sales or whether, or when, if ever, we may achieve profitability from the sales of one or more products. Clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As previously disclosed, we encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. Although we currently do not anticipate a supply shortage, unforeseen shortages, including as a result of tariffs and/or trade wars, may continue to pose a material risk for the Company in the near term or future. Additionally, high levels of safety stock can (and did in Q4 2024) result in the Company holding significant reserves against future obsolescence. We regularly evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with the increase in tariffs, inflation and other economic factors) could result in an increase in the cost of the components used in our products, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions, licensing or business combinations that we believe will align with our growth plan, complement our product offerings and be in the best interest of the Company and our shareholders, including pursuant to the our Exclusive Option to license other indications for Entolimod pursuant to the License Agreement or our Buyout Option pursuant thereto. If any such strategic transactions are identified and pursued, a substantial portion of our cash reserves may be required to complete such transactions. If we identify an attractive opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $45.0 million through March 31, 2025. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently sell ClearUP directly to consumers online through our own website and to resellers such as McKesson-affiliate Simply Medical, Cardinal Health and AmerisourceBergen. Through our online retailers, ClearUP is available through Amazon, McKesson, Optum Store, Walmart, Target, Best Buy, Cardinal Health and FSA/HSA Store. Our ability to grow cash flow from ClearUP will depend on executing sales partnerships, licensing the technology, or finding alternative monetization strategies that that may lead to partial or complete strategic divestiture of the business.

Longer term, our ability to grow revenue will be dependent on our ability to successfully manufacture, secure regulatory approval for, and commercialize product candidates in our pipeline, including Entolimod, Entolasta and the product candidates stemming from our VNS program.

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
•
our progress and the means by which we secure alternative monetization opportunities for ClearUP;
•
the timing and progress of our in-licensed and internally developed product candidates in the clinical pipeline;
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
•
the ability to sell our product candidates under an emergency use authorization or similar regulatory measure, domestically and internationally;
•
payment terms and timing of commercial contracts entered into for emergency use of our products prior to regulatory approval to and through governments, military and other emergency channels;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the timing and amount of milestone payments we may receive or be required to pay under any current or future collaboration agreements;
•
whether we close potential future strategic opportunities, including without limitation pursuant to the our Exclusive Option to license other indications for Entolimod pursuant to the License Agreement or our Buyout Option pursuant thereto, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;
•
our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the cost and timing of additional regulatory approvals beyond those currently held by us;
•
our efforts to enhance operational systems and hire additional personnel, including personnel to support finance, sales, marketing, operations and development of our product candidates and satisfy our obligations as a public company; and

•
our efforts to maintain compliance with material government (including environmental) regulations, domestically and internationally.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Cash used in operating activities	$(889)	$(1,666)
Cash used in investing activities	(526)	—
Cash provided by (used in) financing activities	82	(61)
Net decrease in cash and cash equivalents	$(1,333)	$(1,727)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $889 thousand, which consisted primarily of a net loss of $1.5 million, decreased by non-cash charges of $101 thousand and a net increase of $512 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of $100 thousand stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $469 thousand and a decrease in accounts receivable of $56 thousand.

Net cash used in operating activities for the three months ended March 31, 2024 was $1.7 million, which consisted primarily of a net loss of $1.5 million, offset by non-cash charges of $96 thousand and a net increase of $281 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $54 thousand and amortization of right-of-use assets of $45 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $396 thousand, a decrease of $48 thousand in lease liabilities, offset by a a decrease of $100 thousand in accounts receivable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $526 thousand, which consisted of $300 thousand of cash paid for the Statera License Agreement and transactions costs of $226 thousand. There were no investing activities for the three months ended March 31, 2024.

Financing Activities

Our financing activities provided $82 thousand of cash during the three months ended March 31, 2025, which consisted primarily of proceeds from the exercise of 7,524 common warrants with proceeds of $109 thousand. For the three months ended March 31, 2024, our financing activities used $61 thousand of cash, which consisted of offering costs paid in advance of the sale of common stock.

Known Trends or Uncertainties

As discussed elsewhere in this Quarterly Report, the world has continued to be affected by the ongoing conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors, including evolving trade barriers and tariffs. The general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over recent years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including the potential of employee attrition, amongst other things.

We encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. We experienced increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and shortages of certain parts and supplies that were necessary components for our products. As a result, we carried increased inventory balances in 2023 and 2024 to ensure availability of necessary products and to secure pricing. The carried inventory resulted in material reserves in 2024 and may result in future reserves or write-offs as inventory ages. Although we currently do not anticipate a supply shortage will continue to pose a material risk for the Company in the near term, as a matter of business, we evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with inflation, tariffs, and other economic factors) could result in an increase in the cost of the components and other materials used in our products and product candidates, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that the price of our components or other materials increases significantly or we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

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

As a result of these global issues and other macroeconomic factors, as well as recent changes to our business in connection with the License Agreement with Statera, it has been difficult to accurately forecast our revenues or financial results, especially given the geopolitical issues, recent change in administration, inflation, changes in the Federal Reserve interest rate and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

These global issues and events, as well as changes in our core business, may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

Inflation

Inflation increased significantly in 2024; although it has decreased recently. In May 2025, the Federal Reserve determined to maintain interest rates due to lack of economic certainty and future rates are unknown. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates begin to rise again) due to supply chain constraints, consequences associated with the ongoing conflicts between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and other countries and increased component and services pricing.

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

On May 30, 2024, we entered into a Co-Working Space Agreement, pursuant to which we rent office space located at 47685 Lakeview Blvd., Fremont, California for a total $1 thousand a month. The agreement had an initial term of six months, commencing June 1, 2024, after which it automatically renewed on a month to month basis until terminated.

Lease costs recorded during the three month periods ended March 31, 2025 and 2024 were zero and $51 thousand, respectively.

Statera License Agreement

On February 11, 2025, we entered into the License Agreement with Statera, whereby we acquired (i) an exclusive worldwide license to the Licensed Molecules as it relates to the Initial Indication and (ii) the Exclusive Option to acquire the exclusive worldwide license to the Subsequent Indications and to the TLR5 agonist follow-on program of Statera known as Entolasta. Additionally, on March 28, 2025, we notified Statera of our election to exercise the Neutropenia Option. As partial consideration for the license, we made certain cash payments and and issued certain shares to Statera and Avenue.

Pursuant to the License Agreement, we will be liable to Statera for certain royalty payments on net sales for the ARS indication as a single agent and the neutropenia indication, and, if we exercise the Exclusive Option with respect to other indications, net sales for all Subsequent Indications, within certain royalty period. Additionally, the License Agreement obligates us to develop and commercialize the licensed products, at our own cost and expense, inclusive of licensed products with respect to any Subsequent Indications obtained upon exercise of an Exclusive Option. In the development and commercialization process, we are obligated to meet certain milestones, and must provide Statera with certain milestone payments, payable in either the form of cash or Company stock (at our sole discretion), upon accomplishing each milestone, as discussed in additional detail in Note 6 to the unaudited condensed financial statements filed with this Report.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic's ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic's patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of March 31, 2025, the Company has remaining commitments to pay a total of $86 thousand for milestones not yet achieved. The remaining payments are expected to be incurred over the next two months.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Except as set discussed elsewhere in this Report, there have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory reserves, sales return reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

3.1	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Tivic Health Systems, Inc., dated February 10, 2025.			X

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed March 4, 2025 (effective March 7, 2025).	8-K	3/5/2025

3.3	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of Tivic Health Systems, Inc., dated April 29, 2025.			X

4.1	Form of Warrant (Helena Global Investment Opportunities 1 Ltd.).	8-K	5/2/2025

10.1†	Exclusive License Agreement, dated February 11, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K	2/12/2025

10.2	Securities Purchase Agreement, dated February 11, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K	2/12/2025

10.3#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Michael Handley, dated February 18, 2025.	8-K	2/24/2025

10.4	Equity Purchase Agreement, by and between Tivic Health Systems, Inc. and Mast Hill, L.P., dated March 18, 2025.	8-K	3/21/2025

10.5	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Mast Hill, L.P., dated March 18, 2025.	8-K	3/21/2025

10.6	Securities Purchase Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.7	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.8†	Statement of Work, by and between Tivic Health Systems, Inc. and Scorpius BioManufacturing, Inc., dated May 9, 2025.			X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

#	Indicates management contract or compensatory plan.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on May 15, 2025.

Date: May 15, 2025	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Lisa Wolf
Lisa Wolf
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)