Form 10-Q
period 2025-06-30
Tivic Health Systems, Inc.
filed 2025-08-14
CIK 1787740

ppju5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

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

As of August 12, 2025, 1,083,029 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) for the quarter ended June 30, 2025, should be read in conjunction with the Tivic Health Systems, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets

June 30, 2025 and December 31, 2024

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,184	$2,002
Accounts receivable, net	13	69
Inventory, net	283	319
Prepaid expenses and other current assets	362	249
Total current assets	1,842	2,639
Property and equipment, net	120	119
Deferred offering costs	301	49
Licensed technology	2,243	—
Other assets	2	—
Total assets	$4,508	$2,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234	$125
Other accrued expenses	587	147
Total current liabilities	821	272
Total liabilities	821	272
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,191 shares issued and outstanding at June 30, 2025 and no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 965,899 and 556,902 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	50,661	46,075
Accumulated deficit	(46,975)	(43,541)
Total stockholders’ equity	3,687	2,535
Total liabilities and stockholders’ equity	$4,508	$2,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$86	$140	$156	$474
Cost of sales	32	110	52	277
Gross profit	54	30	104	197
Operating expenses:
Research and development	655	302	990	558
Sales and marketing	426	207	605	712
General and administrative	907	787	1,949	1,674
Total operating expenses	1,988	1,296	3,544	2,944
Loss from operations	(1,934)	(1,266)	(3,440)	(2,747)
Other income:
Interest income	3	—	7	—
Total other income	3	—	7	0
Net loss	$(1,931)	$(1,266)	$(3,433)	$(2,747)
Net loss per share attributed to common stockholders - basic and diluted	$(2.19)	$(5.37)	$(4.64)	$(17.05)
Weighted-average number of shares - basic and diluted	881,294	235,868	739,618	161,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(in thousands except share and per share data)

For the Three and Six Months Ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of stock for consideration of licensed technology	491	—	111,339	—	1,700	—	1,700
Issuance of common stock for equity line of credit	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	76	—	—	—	—
Exercise of warrants	—	—	7,524	—	109	—	109
Stock-based compensation expense	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(1,502)	(1,502)
Balances at March 31, 2025	491	$—	705,641	$1	$48,078	$(45,043)	$3,036
Issuance of common stock, net of issuance costs	—	—	260,258	—	1,908	—	1,908
Issuance of preferred stock and common stock warrants, net of issuance costs and warrants to placement agents	700	—	—	—	549	—	549
Issuance of warrants					36	—	36
Stock-based compensation expense	—	—	—	—	90	—	90
Dividends declared on Series B preferred stock	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(1,931)	(1,931)
Balances at June 30, 2025	1,191	$—	965,899	$1	$50,661	$(46,975)	$3,687

For the Three and Six Months Ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	86,241	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	441	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	86,682	$—	$41,520	$(39,367)	$2,153
Issuance of Common stock and warrants, net of issuance costs and warrants to placement agents	—	—	277,059	1	3,180	—	3,181
Issuance of warrants	—	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,266)	(1,266)
Balances at June 30, 2024	—	$—	363,741	$1	$44,824	$(40,633)	$4,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2025 and 2024

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,433)	$(2,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	276	108
Depreciation	2	2
Amortization of right-of-use asset	—	76
Inventory allowances	—	16
Provision for credit losses	—	5
Non-cash gain on lease termination	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	56	153
Inventory	36	(26)
Prepaid expenses and other current assets	(113)	139
Accounts payable	109	(267)
Accrued expenses	353	(350)
Lease liabilities	—	(79)
Other Assets	(2)	34
Net cash used in operating activities	(2,716)	(2,953)
Cash flows from investing activities
Acquisition of property and equipment	(3)	—
Acquisition of licensed technology	(543)	—
Net cash used in investing activities	(546)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,908	3,251
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	585	—
Proceeds from warrant exercises	109	—
Offering costs in advance of sale of common stock	(158)	—
Net cash provided by financing activities	2,444	3,251
Net increase (decrease) in cash and cash equivalents	(818)	298
Cash and cash equivalents
Beginning of period	2,002	3,395
End of period	$1,184	$3,693

Supplemental disclosure on noncash investing and financing activities
Issuance of common stock warrant	$36	70
Issuance of common and preferred stock in exchange for license	$1,700	$—
Issuance of common stock for equity line of credit commitment fee	$94	$—
Write-off of ROU asset and lease liability	$—	$290

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1. Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation.The Company’s first commercial product is a handheld design that interfaces non-invasively with the trigeminal, sympathetic, and other facial and cranial nerve structures, currently marketed with FDA approval as ClearUP Sinus Pain Relief, for the treatment of sinus pain and congestion. The Company is developing a research-stage platform directed to vagus nerve stimulation, which is currently undergoing clinical evaluation and optimization. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. (“Statera”) to the late-stage TLR5 agonist Entolimod™ for the treatment of Acute Radiation Syndrome (“ARS”). In addition, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its optimized derivative, Entolasta. In March 2025, the Company exercised its option to license Entolimod for the treatment of neutropenia. With the introduction into the biopharma market in early 2025 through the licenses acquired from Statera, the Company is a diversified immunotherapeutics company harnessing the power of the immune and autonomic nervous systems to fight disease and restore health. The Company is headquartered in Fremont, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and June 30, 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

Going Concern Uncertainty

During the six months ended June 30, 2025 and 2024, the Company incurred a net loss of $3.4 million and $2.7 million, respectively. At June 30, 2025, the Company had an accumulated deficit of $47.0 million. Cash and cash equivalents at June 30, 2025 were $1.2 million. During the six month periods ended June 30, 2025 and 2024, the Company had negative cash flows from operations of $2.7 million and $3.0 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

The Company recognizes it will need to raise additional capital to continue research and development and to fund its planned operations, including to execute on its strategy to expand its business, complete pre-clinical and clinical trials and, if regulatory approval is obtained, commercialize any future products. The Company may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. The Company does not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, the Company’s ability to fund its operations, support the growth of its business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect its business, financial conditions, or results of operations.

Reverse Stock Split

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants, preferred stock and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants, preferred stock and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants, preferred stock and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value or authorized shares, of either the Company’s common stock or preferred stock, as a result of the reverse stock split. All share and per share amounts for the Company’s common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock and upon exercise of options and warrants outstanding, and conversion/exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Quarterly Report, including the financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash and cash equivalents totaled $1.2 million and $2.0 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each June 30, 2025 and December 31, 2024, the allowance for credit losses was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of each June 30, 2025 and December 31, 2024, the reserve for obsolescence was $338 thousand.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering. As of June 30, 2025, the balance of deferred offering costs was $301 thousand and consisted of legal and accounting fees paid in connection with the filing of Form 1-A in August 2024, the Equity Line of Credit and the Tranched Financing, which are discussed further in Notes 11 and 10, respectively, below. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt. The costs relating to the Equity Line of Credit and the Tranched Financing are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings.

Business Combination

The Company follows the guidance in ASC 805, Business Combinations, for determining the appropriate accounting treatment for asset acquisitions. ASU No. 2017-01, Clarifying the Definition of a Business, provides an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screening test is not met, the set is considered a business based on whether there are inputs and substantive processes in place. The accounting treatment is derived based on the results of this analysis and conclusion on an acquisition’s classification of a business combination or an asset acquisition.

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

Property and Equipment

Property and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, which is three to four years. Upon retirement or sale of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Repairs and maintenance costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. There were no impairments of the Company’s long-lived assets for the periods presented.

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

The Company sells its products through direct sales and resellers. Revenue is recognized when control of the promised goods is transferred to the customers or the resellers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue associated with products holding rights of return is recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction.

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of June 30, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenues was zero and $2 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Revenue by Sales Channel	2025	2024	2025	2024
Product Revenue
Direct-to-consumer	$94	$126	$140	$427
Reseller	—	32	24	94
Returns	(8)	(18)	(8)	(47)
Revenue	$86	$140	$156	$474

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers for each of the three and six month periods ended June 30, 2025 were $1 thousand. There were no shipping and handling fees paid by customers for the three and six months ended June 30, 2024.

Shipping costs for delivery of product to customers in the three and six months ended June 30, 2025 were $5 thousand and $8 thousand, respectively. Shipping costs for delivery of product to customers in the three and six months ended June 30, 2024 were $6 thousand and $23 thousand, respectively.

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

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as “Other Accrued Expenses” on the balance sheet. As of June 30, 2025 and December 31, 2024, the reserve for sales returns was $7 thousand and $10 thousand, respectively.

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

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of personnel costs, merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Beginning in the second quarter of 2025, sales and marketing expenses also include personnel and consulting expenses incurred to secure customer awareness of Entolimod’s development. Advertising and other promotional costs to market the Company’s products and services amounted to $111 thousand and $131 thousand for the three and six months ended June 30, 2025, respectively. Advertising and other promotional costs to market the Company’s products and services were $71 thousand and $321 thousand for the three and six months ended June 30, 2024, respectively.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk-free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar publicly traded companies. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. Changes to the group are made on an as needed basis to ensure it remains representative of the Company. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews the Company’s operations and manages its business as a single operating segment.

Net Loss per Share

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period adjusted to add back dividends (declared or cumulative undeclared) applicable to the Series B Preferred Stock. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units (“RSUs”), warrants issued to third parties, all of which are accounted for as equity instruments, would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities such as our preferred stock. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options, RSUs and warrants.

The treasury stock method is used to calculate the potentially dilutive effect of stock options and RSUs. The if-converted method is used to calculate the potentially dilutive effect of shares of the Series A and B Preferred Stock. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential shares of common stock that are dilutive, subject to dilution sequencing rules.

At June 30, 2025 and 2024, the Company had options to purchase 12,868 and 3,214 shares of common stock outstanding, respectively, 79,415 and zero restricted stock units outstanding, respectively, and warrants to purchase 501,462 and 707,234 shares of common stock, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods that shares of Series A and B Preferred Stock were outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)
Net loss attributed to Tivic Health Systems, Inc.	$(1,931)	$(1,266)	$(3,433)	$(2,747)
Dividends on Series B Preferred Stock	(1)	—	(1)	—
Net loss attributed to Tivic Health Systems, Inc.	(1,932)	(1,266)	(3,434)	(2,747)
Basic and diluted weighted average number of shares outstanding	881,294	235,868	739,618	161,103
Net loss per share - basic and diluted	$(2.19)	$(5.37)	$(4.64)	$(17.05)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at a single national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $0.7 million and $1.6 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the first half of 2025, the majority, or 81%, of the Company’s sales were to individual customers. In the first half of 2024, the majority, or 81%, of the Company’s sales were to individual consumers. As of June 30, 2025, the Company had no customer whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable compared with one such customer at December 31, 2024 (95%).

For each of the three and six months ended June 30, 2025, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (23% and 13%, respectively). For each of the three and six months ended June 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (23% and 13%, respectively).

The ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, and certain other macroeconomic factors including tariffs, inflation and rising interest rates, have contributed to economic uncertainty. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Furthermore, it is possible that U.S. policy changes, including planned or proposed budget cuts at the federal government level, could increase market volatility in the coming months. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)- Disaggregation of Income Statement Expenses. The guidance applies to all public business entities and becomes effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance requires improved disclosures about expenses, including the types of expenses in commonly presented expense captions (such as cost of sales, SG&A and research and development), which will allow investors to better understand the components of an entity’s expenses. In January 2025, the FASB issued ASU 2025-01 to further clarify the effective date as the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company does not believe that ASU 2024-03 will have a material impact on its financial reporting.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

3. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at June 30, 2025 and December 31, 2024 (in thousands):

As of June 30, 2025 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$975	$975	$975	$—	$—
Total assets	$975	$975	$975	$—	$—

As of December 31, 2024
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$1,819	$1,819	$1,819	$—	$—
Total assets	$1,819	$1,819	$1,819	$—	$—

Cash equivalents – Cash equivalents of $1.0 million as of June 30, 2025 and $1.8 million as of December 31, 2024, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the six months ended June 30, 2025 compared to the year ended December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2025 and the year ended December 31, 2024.

4. Prepaid Expenses (in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)
Prepaid director and officer liability insurance	$41	$27
Refundable Delaware franchise taxes	135	133
Prepaid manufacturing costs	112	—
Other	74	89
Total prepaid expenses and other current assets	$362	$249

5. Inventory, net (in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)
Raw materials	$460	$460
Work in process	5	5
Finished goods	156	192
Inventory at cost	621	657
Less reserve for obsolescence	(338)	(338)
Inventory, net	$283	$319

6.
Property and equipment, net (in thousands)

	June 30, 2025	December 31, 2024
Computers and equipment	$14	$11
Manufacturing tools and dies	148	148
Total property and equipment	162	159
Less accumulated depreciation	(42)	(40)
Property and equipment, net	$120	$119

Depreciation expense was $1 thousand and $2 thousand for the three and six months ended June 30, 2025, respectively. Depreciation expense was $1 thousand and $2 thousand for the three and six months ended June 30, 2024, respectively.

7. Statera License Agreement

On February 11, 2025, the Company entered into an exclusive license agreement (the “License Agreement”) with Statera, pursuant to which the Company acquired (i) an exclusive worldwide license to the patented Toll-like Receptor 5 (“TLR5”) agonist lead program of Statera known as Entolimod (the “Licensed Molecules”) as it relates to the ARS indication (the “Initial Indication”) and (ii) an exclusive option (the “Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including lymphocyte exhaustion, immunosenescence, neutropenia and/or for use as a vaccine adjuvant (the “Subsequent Indications”) and to the optimized TLR5 agonist follow-on program of Statera known as Entolasta.

Under the terms of the License Agreement, Statera granted the Company an exclusive worldwide license, with the right to grant and authorize sublicenses, under Statera’s patents, trademarks, know-how and other intellectual property, to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product Entolimod as it relates to the Initial Indication during the term of the License Agreement.

As consideration for the License Agreement, the Company agreed to pay Statera a license fee of $1.5 million, consisting of (i) $300 thousand in cash consideration and (ii) $1.2 million in stock consideration, as discussed further in Notes 9 and 10 below. As additional consideration for the License Agreement, the Company agreed to pay Statera certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option with respect to any Subsequent Indication, net sales for such Subsequent Indications, within certain royalty periods.

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

In conjunction with the License Agreement, Statera additionally transferred to the Company the title to approximately fifteen kilograms (15kg) of frozen manufactured Entolimod bulk drug substance and bulk/finished drug product lots and associated quality records associated with their production and applicable verification records (the “Materials”). In connection with this acquisition of ownership of the Materials, the Company will be negotiating a $1 per year lease with an affiliate of Statera for the proper care, storage and handling of the Materials. The Company determined that the fair value associated with the Entolimod lots and associated lease was not material to the transaction.

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

The Company makes certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. The Company evaluates the inputs, processes, and outputs associated with the acquired set of activities and assets. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business. The Company’s assessments concluded that the transactions pursuant to the License Agreement constitute an asset acquisition.

The Company determined the acquisition constituted an acquisition of assets instead of a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business combination. In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date. In an asset acquisition, up front payments allocated to in-process research and development (“IPRD”) projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development, or capitalized, depending on the determination if there is alternative future use of the purchase. Transaction costs of approximately $243 thousand associated with the acquisition were capitalized as part of the acquisition.

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

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments (all milestone payments, collectively, the “Milestone Payments”), payable in in either the cash or Company stock (at the sole discretion of the Company), become obligations of the Company as well:

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

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the “Neutropenia Option”) and to accelerate the first milestone payment of $500 thousand related to the neutropenia indication (the “Neutropenia Milestone Payment”), payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The Company paid the $500 thousand Neutropenia Milestone Payment paid in Company stock, as discussed further in Notes 9 and 10 below, and was capitalized as licensed technology.

As a result of the Company’s exercise of the Neutropenia Option, the Company is obligated to develop and commercialize the expanded licensed products related to the neutropenia indication, at its own cost and expense, including to meet those milestones discussed above, and is obligated to pay the milestone payments, other than the Neutropenia Option, upon accomplishing each such milestone.

On June 18, 2025, the Company entered into an Amended and Restated Exclusive License Agreement (the “A&R License Agreement”) with Statera, which amended certain terms of the License Agreement to, amongst other things, (i) provide that the payment of royalties pursuant to the A&R License Agreement, if any, may be made by the Company in either cash or securities of the Company, at the discretion of the Company; (ii) increase the approximate amount of the lien held by Avenue Venture Opportunities Fund, L.P. (“Avenue”) to up to $5.6 Million (the “Payoff Amount”); and (iii) provide that, other than the original license fee paid by the Company to Statera in connection with the closing of the license transaction in February 2025 and payment of the Neutropenia Milestone Payment, until such date that the Payoff Amount has been paid in full to Avenue, all subsequent payments due to Statera under the A&R License Agreement shall be paid by the Company as follows: 20% of any such payments shall be paid to Statera and 80% of any such payments shall be paid directly to Avenue on behalf of Statera.

8. Commitments and Contingencies

Lease

In June 2024, the Company entered into a short-term rental agreement for office space located in Fremont, California. The Company evaluated the agreement and determined the short-term rental agreement does not meet the criteria for capitalization. Monthly rent payments required are $1 thousand per month and the agreement terminated on December 1, 2024. After expiration of the initial term, the agreement automatically renewed on a month to month basis and continues until terminated by either party upon 30 days’ advance written notice.

Exclusive License Agreement – Statera BioPharma

As discussed above in Note 7, the Company is obligated to make certain payments to Statera pursuant to the A&R License Agreement, upon the achievement of certain commercialization milestones.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic’s ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic’s patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of June 30, 2025, the Company has remaining commitments to pay a total of $86 thousand for milestones not yet achieved. The final milestone is expected to occur in the third quarter, upon which the final payment will be due.

Scorpius Statement of Work

On May 9, 2025, the Company entered into a Statement of Work (the “Scorpius SOW”) with Scorpius BioManufacturing, Inc. (“Scorpius”), pursuant to which Scorpius will serve as the primary U.S. manufacturer for the Company’s late-stage TLR5 agonist, Entolimod, for the treatment of ARS. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process. The Scorpius SOW shall be governed by the Terms and Conditions attached thereto, unless and until a Master Services Agreement is executed by and between the parties in connection with the services contemplated by the Scorpius SOW.

Pursuant to the Scorpius SOW, the Company has agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. The Company is required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. The Company will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes. The Company estimates the duration of the Scorpius SOW to be approximately two years, with approximately $3.0 million of costs to be incurred in the next 12 months. As of June 30, 2025, the Company had paid Scorpius a total of $209 thousand in connection with the Scorpius SOW.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of June 30, 2025.

9. Other Accrued Expenses (in thousands)

	June 30, 2025	December 31, 2024
Legal and professional fees	$96	$39
Bonus accrual	194	—
Financing fees	56	—
Consulting fees	53	—
Delaware franchise tax	60	—
Research study costs	86	90
Other	42	18
Total other accrued expenses	$587	$147

10. Preferred Stock

The Company’s board of directors is authorized, without action by its stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series, and to fix the voting rights, designations, powers, preferences, the relative participating, optional or other special rights, if any, and any qualifications, limitations and restrictions thereof, applicable to the shares of any series of preferred stock that they may designate in the future.

As of June 30, 2025, there were 491 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), and 700 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), issued and outstanding. As of December 31, 2024 there were no series of preferred stock designated and no shares of preferred stock issued or outstanding.

Series A Preferred Stock

On February 10, 2025, in connection with the License Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, pursuant to which 6,000 shares of the Company’s authorized shares of preferred stock were designated as Series A Preferred Stock. A summary of the powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock is set forth below.

Ranking - the Series A Preferred Stock ranks on parity with the Company’s common stock and junior to the Company’s Series B Preferred Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividend Rights - to the extent that dividends are paid to holders of the Company’s common stock, holders of Series A Preferred Stock shall be entitled to participate in such dividends on an as-if-converted-to-common-stock basis, without regard to the Series A Beneficial Ownership Limitation (as defined below).

Voting Rights - except as otherwise provided by the Series A Certificate of Designation or required by law, the Series A Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Series A Preferred Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s amended and restated articles of incorporation, as amended (the “Charter”), or amended and restated bylaws (the “Bylaws”), or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Conversion - subject to the Series A Beneficial Ownership Limitation, each share of Series A Preferred Stock is convertible into approximately 588 shares of Company common stock (the “Series A Conversion Ratio”), as follows:

•
Automatic Conversion - effective as of 5:00 p.m. Eastern time on the third business day after the date that the Company’s stockholders approve the conversion of the Series A Preferred Stock into shares of common stock in accordance with the listing rules of the Nasdaq Stock Market (“Stockholder Approval”), each share of Series A Preferred Stock then outstanding shall automatically convert into a number of shares of common stock equal to the Series A Conversion Ratio, subject to the Series A Beneficial Ownership Limitation.

The Company received Stockholder Approval at its 2025 Annual Meeting of Stockholders, held on June 30, 2025. As a result, on July 3, 2025, 87.5568 shares of Series A Preferred Stock will automatically convert into 51,504 shares of Company common stock.

•
Optional Conversion - subject to the Series A Beneficial Ownership Limitation and the automatic conversion (discussed above), each share of Series A Preferred Stock then outstanding shall be convertible, at any time and from time to time following 5:00 p.m. Eastern time on the third business day after the date that the Stockholder Approval is obtained by the Company, at the option of the holder thereof, into a number of shares of common stock equal to the Series A Conversion Ratio.

Beneficial Ownership Limitation - a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the applicable beneficial ownership limitation (the “Series A Beneficial Ownership Limitation”). For purposes of the Series A Preferred Stock, the Series A Beneficial Ownership Limitation shall initially be set at 9.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

Redemption Rights - shares of Series A Preferred Stock are not redeemable.

Liquidation Rights - in the event of the liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Series A Preferred Stock shall rank on parity with common stockholders as to the distributions of assets.

On February 11, 2025, in connection with, and as consideration for the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 31, 2025, in connection with the Company’s exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the Neutropenia Milestone Payment, the Company entered into a Securities Purchase Agreement with Statera and Avenue, pursuant to which the Company issued to Statera and Avenue an aggregate of $500 thousand shares of Company stock, consisting of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

Series B Preferred Stock

On April 29, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Tranched Financing. The Series B Certificate of Designation became effective upon filing and designates 8,400 shares of the Company’s preferred stock as Series B Preferred Stock.

Ranking - the Series B Preferred Stock ranks senior to the Company’s common stock and Series A Preferred Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividend Rights - the holders of outstanding shares of Series B Preferred Stock shall be entitled to cumulative dividends at an annual rate of 10% of the Stated Value (as defined below) per share. Dividends shall accrue from the date of each such Tranche Closing, and for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable quarterly in arrears. At the Company’s option, dividends on the Series B Preferred Stock may be paid in (i) cash, (ii) by adding the amount of dividends payable on such date to the aggregate Stated Value of such holder’s shares of Series B Preferred Stock (“PIK Dividends”), or (iii) any combination of cash and PIK Dividends. The “Stated Value” shall mean $1,000 per share, subject to adjustment in the event of any stock dividend (including PIK Dividends), stock split, combination, recapitalization, or other similar event affecting such shares.

Voting Rights - except as otherwise provided by the Series B Certificate of Designation or required by law, the Series B Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Charter or Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, (ii) issue further shares of Series B Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Conversion - subject to the Series B Beneficial Ownership Limitation, at any time, each holder of Series B Preferred Stock shall have the right, at such holder’s option, to convert any or all of the shares of Series B Preferred Stock held by such holder into fully paid and nonassessable shares of Company common stock. The number of shares of common stock issuable upon conversion of each share of Series B Preferred Stock shall be equal to the quotient obtained by dividing (i) the Stated Value of such share of Series B Preferred Stock plus all accrued and unpaid dividends thereon by (ii) the Series B Conversion Price in effect on the date of conversion. The conversion price (the “Series B Conversion Price”) in effect on any conversion date shall be equal to 90% of the lowest closing volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the conversion notice delivered by the holder, subject to adjustment, provided, however, that in no event shall the Series B Conversion Price be lower than $1.294 per share (the “Floor Price”), subject to adjustment.

Beneficial Ownership Limitation - a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the applicable beneficial ownership limitation (the “Series B Beneficial Ownership Limitation”). For purposes of the Series B Preferred Stock, the Series B Beneficial Ownership Limitation shall initially be set at 4.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

Redemption Rights - the Company may, at any time and in its sole discretion, request to redeem all or any portion of the outstanding shares of Series B Preferred Stock at a price equal to 115% of the Stated Value plus all accrued and unpaid dividends thereon by providing the holder at least 10 days prior written notice, during which 10 day period the holder thereof shall have the right to convert such holder’s shares of Series B Preferred Stock into shares of Company common stock. Upon the closing of any equity or equity-linked financing by the Company after the issuance date, the holder shall have the right, but not the obligation, to require the Company to redeem, out of the proceeds of such financing, up to 25% of the aggregate amount of net proceeds raised in the financing, outstanding shares of Series B Preferred Stock at a per share price equal to the Stated Value, plus all accrued and unpaid dividends thereon, provided that such right shall expire 5 days after the holder receives notice from the Company of the consummation of a financing.

Liquidation Rights - in the event of the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution of the Company to the holders of common stock or any other class or series of capital stock ranking junior to the Series B Preferred Stock upon liquidation, by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends thereon or (ii) the amount that such holder would receive if such holder converted all of its shares of Series B Preferred Stock into common stock immediately prior to such liquidation, dissolution or winding up.

On April 29, 2025, the Company entered into a Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s Series B Preferred Stock and warrants (“Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $8,400,000 (the “Tranched Financing”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Tranched Financing shall be conducted through six separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Investor up to an aggregate of 8,400 shares of Series B Preferred Stock as follows: (i) 700 shares of Series B Preferred Stock, for $700,000, in the initial Tranche Closing, which was consummated on June 25, 2025; (ii) 700 shares of Series B Preferred Stock, for $700,000, in the second Tranche Closing, which shall be consummated 10 trading days after the initial Tranche Closing; (iii) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the third Tranche Closing, which shall be consummated 20 trading days after the second Tranche Closing; (iv) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the fourth Tranche Closing, which shall be consummated 20 trading days after the third Tranche Closing; (v) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the fifth Tranche Closing, which shall be consummated 20 trading days after the fourth Tranche

Closing; and (vi) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the final Tranche Closing, which shall be consummated 20 trading days after the fifth Tranche Closing.

In addition to the shares of Series B Preferred Stock to be sold and issued to the Investor in the Tranched Financing, at each Tranche Closing the Company shall also issue the Investor a Warrant to purchase that number of shares of Company common stock equal to 30% of shares of common stock issuable upon conversion in full of the shares of Series B Preferred Stock issued at the same Tranche Closing. Each Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations), expire five years from the date of issuance, and have an initial exercise price equal to the average closing price of the Company’s common stock during the prior five trading days preceding each Tranche Closing (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Warrant). In the event that Warrants issued to the Investor in a subsequent Tranche Closing have a lower exercise price than the Investor’s Warrants outstanding as of such later Tranche Closing, immediately after the Tranche Closing the exercise price of all outstanding Warrants held by the Investor shall automatically be reduced to equal such lower exercise price of the Warrants issued in such Tranche Closing.

In the event that the average closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall not be equal to or greater than the Floor Price (as defined below), then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Investor has the ability, subject to prior written consent of the Company, to purchase any number of shares of Series B Preferred Stock prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement.

The consummation of the transactions contemplated by the Preferred Purchase Agreement is subject to various customary closing conditions. Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, for so long as any shares of Series B Preferred Stock remain outstanding (the “ROFR Period”), the Investor will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, for so long as the Investor holds any shares of Series B Preferred Stock, Warrants, or shares of common stock issued upon conversion of the Series B Preferred Stock or exercise of the Warrants, the Investor shall have the right to participate in any subsequent financing for up to 20% of such financing. Moreover, for so long as any shares of Series B Preferred Stock remain outstanding, subject to certain exceptions, the Investor shall have the right to require the Company to use 25% of the proceeds received by the Company from any future financing to redeem any shares of Series B Preferred Stock held by the Investor in accordance with the terms of the Series B Certificate of Designation.

The Preferred Purchase Agreement contains customary termination provisions for the Investor under certain limited circumstances and the Preferred Purchase Agreement will automatically terminate if any Tranche Closing has not occurred prior to December 31, 2025.

Craft Capital Management LLC (“Craft”) acted as placement agent to the Company in connection with the Tranched Financing. As consideration for services rendered by Craft, the Company shall (i) pay Craft a cash fee equal to eight percent (8%) of any such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement and (ii) issue to Craft that number of warrants to purchase shares of common stock equal in value to six percent (6%) of any such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement.

On June 25, 2025, the Company and the Investor held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $700 thousand pursuant to the Preferred Purchase Agreement and issued 700 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued to the Investor Warrants to purchase 61,287 shares of Company common stock with an initial exercise price of $3.85 per share. The Warrants are exercisable immediately and expire on June 25, 2030. Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56,000 at closing of the Initial Tranche and issued warrants to purchase an aggregate of 10,000 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $4.20 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on June 25, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $585 thousand. The net proceeds were allocated between the Series B Preferred Stock and Warrants issued in the offering based on the relative fair values, which were $455 thousand and $130 thousand, respectively.

11. Common Stock

At June 30, 2025 and December 31, 2024, there were 965,899 and 556,902 shares of Company common stock issued and outstanding, respectively.

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. Refer to Note 2, Summary of Significant Accounting Policies, for details of the reverse stock split.

On May 13, 2024, the Company sold 277,059 shares of its common stock, together with Series A warrants (the “Series A Warrants”) to purchase an aggregate of 277,059 shares of common stock and Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) to purchase an aggregate of 415,589 shares of common stock, to certain investors in a registered public offering. Each share of common stock was sold together with one Series A Warrant and one and a half Series B Warrants at a combined price of $14.45 per share and Common Warrants, resulting in gross proceeds to the Company of approximately $4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $3.3 million. The net proceeds were allocated between the common stock and Common Warrants issued in the offering based on the relative fair values, which were $1.4 million and $1.9 million, respectively. Each of the Common Warrants are exercisable immediately upon issuance and have an exercise price of $14.45 per share, subject to certain adjustments. The Series A Warrants will expire one year from the date of issuance and the Series B Warrants will expire five years from the date of issuance. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 7.0% of the gross proceeds of the offering (amounting to approximately $280 thousand) at closing, as well as $100 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent registered warrants to purchase an aggregate of 11,083 shares of Company common stock, equal to 4.0% of the aggregate shares of common stock sold in the offering. The placement agent warrants have an initial exercise price of $15.90 per share (equal to 110% of the combined offering price per share and Common Warrants), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. During the six months ended June 30, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. On May 13, 2025, the remaining 269,535 Series A Warrants outstanding as of such date expired pursuant to their terms.

On September 13, 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of its common stock. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares pursuant to the Distribution Agreement. The Company also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days’ prior written notice; and (iv) as otherwise permitted therein. During the year ended December 31, 2024, the Company sold a total of 193,161 shares of its common stock pursuant to the Distribution Agreement for gross proceeds of $1.2 million. The Company paid Maxim $37 thousand in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $1.1 million. During the six months ended June 30, 2025, the Company sold an aggregate of 172,700 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and net proceeds of $1.6 million after $53 thousand of commissions paid by the Company to Maxim and $108 thousand of legal and other fees.

On February 11, 2025, in connection with, and as consideration for, the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which it issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 18, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from the Company, up to $25 million shares of the Company’s common stock, at the Company’s sole discretion, over the 24 months following the date of execution, subject to the terms of the Purchase Agreement (the “Equity Line of Credit”). As consideration for Mast Hill’s commitment to purchase shares of Company common stock under the Purchase Agreement, the Company issued Mast Hill 29,800 restricted shares of common stock following the execution of the Purchase Agreement (the “Commitment Shares”). During the second quarter of 2025, the Company sold and issued an aggregate of 87,558 shares of common stock to Mast Hill pursuant to the Purchase Agreement for gross proceeds of $332 thousand and net proceeds of $311 thousand, after deducting offering costs of $21 thousand.

On March 31, 2025, in connection with the Company’s exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the Neutropenia Milestone Payment, the Company entered into a Securities Purchase Agreement with Statera and Avenue, pursuant to which the Company issued to Statera and Avenue an aggregate of $500 thousand shares of Company stock, consisting of an aggregate of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to the rights of the preferred stockholders. As of June 30, 2025, no dividends on common stock had been declared by the Company. At June 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2025	2024
Warrants to purchase common stock	501,462	707,234
Options issued and outstanding	12,868	8,868
Restricted stock units outstanding	79,415	44,119
Shares available for future incentive plan grants	454,401	5,555
Shares available for the conversion of Series A Preferred Stock	288,704	—
Shares available for the conversion of Series B Preferred Stock	906	—
Total	1,337,756	765,776

12. Common Stock Warrants

Historically, the Company has entered into warrant agreements in connection with certain consulting agreements and equity offerings. In August 2023, the Company implemented a 1-for-100 reverse stock split pursuant to which, per the terms of the agreements, the number of shares of common stock issuable upon exercise of each of the warrants outstanding at that time was reduced by dividing the quantity outstanding by 100 and the exercise price of each such warrant was multiplied by 100. No other terms of the warrants were changed as a result of the reverse stock split. Additionally, in March 2025, the Company implemented a 1-for-17 reverse stock split pursuant to which, per the terms of the agreements, the number of shares of common stock issuable upon exercise of each of the warrants outstanding at that time was reduced by dividing the quantity outstanding by 17 and the exercise price of each such warrant was multiplied by 17. No other terms of the warrants were changed as a result of the reverse stock split.

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

In November 2021, the Company issued warrants to purchase 102 shares of common stock to designees of ThinkEquity LLC (“ThinkEquity”), the underwriter of the Company’s initial public offering. The warrants may be exercised at any time on or after May 9, 2022, have an exercise price of $10,625.00 per share and have a term of five years. The warrant issuances are indexed to and settled in the Company’s own common stock and were classified within stockholders’ equity.

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

In July and August 2023, the Company issued warrants to purchase an aggregate of 2,805 shares of common stock to Maxim, the placement agent for each of the three public offerings of the Company’s common stock completed during the period. The warrants are exercisable at any time beginning six months after the close of the applicable equity offering and expire five years from the commencement of sales under the applicable offering. Of the warrants issued in the offerings, 765 are exercisable beginning on January 11, 2024 at a price of $113.20 per share; 1,206 are exercisable beginning on January 19, 2024 at a price of $81.60 per share; and 781 are exercisable beginning on February 9, 2024 at a price of $83.64 per share.

In May 2024, in connection with the sale of 277,059 shares of common stock, the Company issued Series A Warrants to purchase an aggregate of 277,059 shares of common stock and Series B Warrants to purchase an aggregate of 415,589 shares of common stock to the purchasers of the stock. The warrants are exercisable upon issuance and have an exercise price of $14.45 per share. During the six months ended June 30, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. All remaining outstanding Series A Warrants expired on May 13, 2025 and the Series B Warrants expire on May 14, 2029. Additionally, the Company issued warrants to purchase 11,083 shares of common stock to Maxim, the placement agent for the public offering of the Company’s securities. The placement agent warrants are exercisable at any time beginning six months after the closing date of the equity offering and expire five years from the from the commencement of sales under the offering.

The Company estimated the value of the warrants issued to the placement agent in May 2024 using the Black-Scholes options valuation model. The fair value of the warrants issued in February 2023 was $195 thousand and was recognized as issuance costs of the common stock issued in the underwritten public offering and was classified within stockholders’ equity. The fair value of the warrants issued in July and August 2023 totaled $168 thousand and was recognized as issuance costs of the common stock issued in the three offerings during the period and was classified within stockholders’ equity. The fair value of the warrants issued in May 2024 was $70 thousand and was recognized as issuance costs of the common stock issued in the public offering and was classified within stockholders’ equity as additional paid in capital.

In June 2025, in connection with the Initial Tranche Closing, the Company issued to the Investor warrants to purchase 61,287 shares of common stock. The warrants are exercisable upon issuance, have an initial exercise price of $3.85 per share and expire on June 30, 2030. Additionally, the Company issued warrants to purchase 10,000 shares of common stock to designees of Craft, the placement agent in connection with the Tranched Financing, as partial consideration for services rendered by Craft in connection therewith. The placement agent warrants are exercisable upon issuance, have an exercise price of $4.20 per share and expire on June 30, 2029.

The Company estimated the value of the warrants issued to the placement agent using the Black-Scholes options valuation model. The fair value was $36 thousand and was recognized as issuance costs of the Series B Preferred Stock issued in the offering and was classified within stockholders’ equity as additional paid in capital.

The fair value of the warrants issued to placement agents in 2025 and 2024 was estimated on the date of grant using the following assumptions:

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Expected life (in years)	4.0	4.0	5.0	5.0
Expected volatility	187.8%	187.8%	118.6%	118.6%
Risk-free interest rate	3.79%	3.79%	4.50%	4.50%
Dividend yield	0%	0%	0%	0%

A summary of the Company’s outstanding warrants as of June 30, 2025 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	415,589	$14.45	May 14, 2029
Common Stock	61,287	$3.85	June 25, 2030
Common Stock	10,000	$4.20	June 25, 2029
Total	501,462

During the six months ended June 30, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. There were no warrant exercises in the six months ended June 30, 2024.

13. Equity Incentive Plans

2017 Equity Incentive Plan

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

Amended and Restated 2021 Equity Incentive Plan, as amended

On August 9, 2024, the Company adopted its Amended and Restated 2021 Equity Incentive Plan (the “A&R 2021 Plan”), which amended and restated the 2021 Plan in full to, amongst other things, increase the number of shares of common stock authorized for issuance thereunder from 5,434 shares to 58,823 shares. The Company’s Board of Directors unanimously approved the adoption of the A&R 2021 Plan, subject to stockholder approval, on June 15, 2024, and the Company’s stockholders approved the A&R 2021 Plan at the Company’s 2024 Annual Meeting of Stockholders held on August 9, 2024. On January 1, 2025, 27,846 shares were automatically added to the number of shares authorized for issuance under A&R 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2024).

On June 30, 2025, following stockholder approval, the Company further amended the A&R 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 86,669 to 511,669 shares.

As of June 30, 2025, there were 454,401 shares of common stock available for issuance under the A&R 2021 Plan, as amended.

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

The following table summarizes the stock option award activity for the six months ended June 30, 2025:

	Outstanding	Exercisable
January 1, 2025	8,868	1,935
Granted	4,000	—
Vested	—	3,169
Canceled or expired	—	—
Exercised	—	—
June 30, 2025	12,868	5,104

The weighted-average exercise price as of June 30, 2025 for stock options outstanding and stock options exercisable was $152.28 and $346.95, respectively. The weighted average remaining contractual life as of June 30, 2025 for stock options outstanding and stock options exercisable was 9.09 and 8.55 years, respectively. Stock-based compensation expense related to stock options was $57 thousand and $131 thousand for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense related to stock options was $53 thousand and $105 thousand for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $104 thousand of remaining expense, which is expected to be amortized over 0.93 years.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the six months ended June 30, 2025:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2025	111	$22.78
Issuance of restricted common stock	—	$-
Vested	(111)	$22.78
Cancelled	—	$-
June 30, 2025	—	$-

The fair value of restricted stock awards vested during the each of the three and six months ended June 30, 2025 was $0 and $2 thousand, respectively. The fair value of restricted stock awards vested during the each of the three and six months ended June 30, 2024 was $1 thousand and $3 thousand, respectively. There is no remaining expense to be recognized in connection with restricted stock awards.

Restricted Stock Units

The following table sets forth the status of the Company’s non-vested restricted stock units issued to employees:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2025	44,119	$3.91
Granted	35,296	$8.66
Vested	—	$—
Cancelled	—	$—
Non-vested as of June 30, 2025	79,415	$5.98

The fair value of restricted stock units granted during each of the three and six months ended June 30, 2025 was $306 thousand. There were no restricted stock units granted during the three and six months ended June 30, 2024. Stock-based compensation expense related to restricted stock units was $33 thousand and $57 thousand for the three and six months ended June 30, 2025, respectively. There was no expense for the three and six months ended June 30, 2024, as no restricted stock units had been issued. As of June 30, 2025, there was $416 thousand of remaining expense, which is expected to be amortized over 3.63 years.

In May 2025, the Company’s Board of Directors approved the award of certain bonus payments related to performance in 2024, to be paid in the form of restricted stock units once certain milestones have been achieved. As achievement of the milestones is estimated to be more likely than not, the Company accrued bonuses of $87 thousand as stock-based compensation as of June 30, 2025. It is expected that the underlying restricted stock units will be issued in the third quarter of 2025.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$59	$23	$102	$45
Sales and marketing	15	1	22	1
General and administrative	103	30	153	62
Total stock-based compensation	$177	$54	$277	$108

14. Net Loss per Share

The Company applies the two-class method pursuant to the issuance of our Series B Preferred Stock. Accordingly, the Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is equal to the Company’s net loss.

The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with shares of common stock to the extent that each security may share in the Company’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of shares of common stock.

Diluted earnings per share are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. For the periods where a net loss attributable to common stockholders is present, dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as including them would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)
Net loss	$(1,931)	$(1,266)	$(3,433)	$(2,747)
Less dividends on Series B Preferred Stock	(1)	—	(1)	—
Net loss available to common stockholders	(1,932)	(1,266)	(3,434)	(2,747)
Weighted average number of shares of common stock outstanding	881,294	235,868	739,618	161,103
Net loss per share - basic	$(2.19)	$(5.37)	$(4.64)	$(17.05)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended
	June 30,
	2025	2024
Warrants to purchase common stock	501,462	707,234
Common stock options issued and outstanding	12,868	3,214
Restricted stock units issued and outstanding	79,415	—
Series A Preferred Stock	288,704	—
Series B Preferred Stock	540,958	—
Total	1,423,407	710,448

15. Segment Information

Tivic Health is a diversified therapeutics company harnessing the power of the immune and autonomic nervous systems to fight disease and restore health. Tivic’s bioelectronic program is developing non-invasive medical devices that optimize key stimulation parameters for the vagus nerve. Tivic’s new biopharma program is focused on advancing its first drug product candidate, Entolimod, into manufacturing, conducting process validation utilizing the output of such manufacturing, filing the associated Biologics License Application with the FDA, with the intent to sell the biologic compounds either inside or outside of the United States. Tivic also has an FDA-approved over-the-counter device, ClearUP, that treats sinus pain and pressure, for which it is actively pursuing various monetization strategies. Revenue is derived from sales of the Company’s first commercial product, ClearUP. To date, the Company manages the business activities as a single operating segment. Tivic’s Chief Executive Officer is the CODM. The CODM utilizes the Company’s long-term plan, which includes product development roadmaps and long-term financial models, as key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using factors such as gross margin, operating expenses, loss from operations and net loss.

Significant expenses within loss from operations, as well as within net loss, include costs of revenue, research and development, selling and marketing and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations. Other segment items within net loss include interest income.

During the three and six months ended June 30, 2025 and 2024, all revenue was domestic revenue. To date, the Company has not sold its product outside of the United States.

The Company’s long-lived assets consist primarily of property and equipment, all of which are located in the United States.

16. Subsequent Events

In July 2025, the Company sold and issued an aggregate of 63,483 shares of common stock to Mast Hill pursuant to the Mast Hill Purchase Agreement for gross proceeds of $215 thousand and net proceeds of $204 thousand after deducting offering costs.

On July 31, 2025, the Company and the Investor held the second Tranche Closing (the “Second Tranche Closing”), whereby the Investor paid $700,000 to the Company for the purchase of 700 shares of Series B Preferred Stock (the “Second Tranche Preferred Shares”) and Warrants to purchase 64,065 shares of Company common stock, thereby completing the Second Tranche Closing and formally issuing the Second Tranche Preferred Shares and Warrants. Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56,000 at closing of the Second Tranche and issued warrants to purchase an aggregate of 11,068 shares of our common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.795 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on July 31, 2025).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 (our “Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report, as well as those identified in the “Risk Factors” section of our Annual Report, which Risk Factors are incorporated in this Quarterly Report by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Business Overview

Tivic Health is a diversified immunotherapeutics company harnessing the power of the immune and autonomic nervous systems to fight disease and restore health. Tivic Health’s bioelectronic program is developing non-invasive medical devices to meaningfully improve treatment options in neurologic, cardiac and autonomic-related diseases. Tivic Health currently offers a bioelectronic, FDA-approved over-the-counter device (ClearUP®) that treats sinus pain, pressure and congestion. ClearUP is available through online retailers and commercial distributors and at tivichealth.com. Tivic Health’s bioelectronic portfolio today is primarily focused on non-invasive vagus nerve stimulation (“VNS”).

Tivic Health’s Toll-like Receptor 5 (“TLR5”) program focuses on immunotherapeutics that stimulate an underactive immune system. The lead product candidate is the late-stage TLR5 agonist, Entolimod™, to treat acute radiation syndrome (“ARS”). The U.S. Federal Drug Administration (“FDA”) has granted Fast Track designation to Entolimod™ for the treatment of ARS. Tivic Health has an investigational new drug (“IND”) application for oncology applications and plans to initiate a phase 2 clinical study for Entolimod™ for the treatment of neutropenia.

Tivic’s VNS program is advancing a clinical-stage system directed to non-invasive vagus nerve stimulation.

Current Commercial Product

Tivic Health currently markets one commercial product under the brand name “ClearUP Sinus Pain Relief.” ClearUP is built on our patented, handheld neuromodulation design and was developed by Tivic Health for the treatment of sinus and allergy-related conditions. It uses ultra-low current electrical waves to relieve sinus pain and congestion symptoms that are prevalent in nasal allergies, sinus infections, chronic sinusitus, cold and flu as part of sinonasal immune responses. ClearUP has been approved by the FDA for the indications of temporary relief of sinus pain associated with allergic rhinitis and temporary relief of congestion. ClearUP is the first FDA-approved bioelectronic treatment of the foregoing indications.

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

Clinical Pipeline

Non-invasive Cervical Vagus Nerve Stimulation

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

Based upon these encouraging results, in May 2024, we initiated a second collaborative research study with Feinstein to identify VNS device parameters, including frequency, signal parameters, electrode placement and duration of treatment, that deliver the optimal effect on autonomic nervous system (“ANS”) function (elsewhere referred to as our “optimization study”). In September 2024, we announced approval for the contracted clinical work by Northwell Health’s Institutional Review Board, required before enrollment of subjects. In October 2024, we announced enrollment of the first subject in this optimization study for our patent pending, non-invasive VNS device. Enrollment was completed in November 2024. In early 2025, following the completion of two rounds of study visits, the Company expanded the protocol to include additional parameters for optimization, leading to additional intellectual property, including those claims covered in various patent filings. In June 2025, the Company announced the completion of the optimization study, noting that findings reinforce the importance of personalization for therapeutic efficacy. The results of the study are expected to be released later this year, following patent filings, and will be used to inform clinical indication priority and commercial development.

In September 2024, we announced our partnership with Fletcher Spaght, Inc (“FSI”), a leading healthcare growth strategy firm, to accelerate development of our commercial strategy for ncVNS. The firm has completed a comprehensive market assessment of our ncVNS technology drawing from outcomes from our clinical study results. FSI initially identified approximately 30 potential medical use cases for our ncVNS technology in neurologic, cardiac, psychiatric and autonomic nervous system diseases. Working closely with our scientific and clinical leadership, FSI has identified a set of prioritized target indications with the strongest potential for market entry, based on market research, clinical reviews and interviews with key opinion leaders and payers.

We intend to overlay the results of the clinical research with our proprietary market research to prioritize targets for disease-specific trials planned for the second half of 2025.

Toll-like Receptor 5 Agonist

As announced in February 2025, we recently acquired worldwide exclusive license rights from Statera Biopharma, Inc. (“Statera”) to the late-stage TLR5 agonist Entolimod for the treatment of ARS. In addition, we acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and immune-optimized second-generation product candidate, Entolasta, pursuant to which, in March 2025, we exercised our option to acquire an exclusive worldwide license to the neutropenia indication for Entolimod. Entolimod and Entolasta have been the subject of more than forty animal and human trials and $140 million of prior investment, including $35.6 million from the Department of Defense, Defense Threats Reduction Agency, NASA, National Institutes of Health and the Department of Army. The FDA has granted Fast Track designation to Entolimod for the prevention and treatment of ARS and to mitigate the likelihood of death following a potential lethal dose of total body ionization during or after a radiation disaster.

Our immediate focus with Entolimod will be validation of the manufacturing process, including first lot manufacturing and bioequivalency testing sufficient to submit a biologics license application (“BLA”) to the FDA. A BLA is a submission to the FDA requesting to market a biologic product in the United States. The FDA uses the information and testing results presented in the BLA to ensure that biologic processes meet rigorous safety, purity and potency standards. If the BLA is approved, the FDA will issue us a biologics license, at which point we may begin marketing of the biologic compound in the United States. Prior to such approval, we may have opportunities to market Entolimod for emergency use in markets outside of the United States. In addition, we have an active IND application for oncology-related applications and intend to use it to initiate a phase 2 clinical study for Entolimod for the treatment of neutropenia.

Business Updates

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

Each Put Notice shall direct Mast Hill to purchase Put Shares (i) in a minimum amount not less than $50 thousand and (ii) in a maximum amount up to $500 thousand, provide further that the number of Put Shares in each respective Put shall not exceed 100% of the average trading volume of our common stock during the 5 trading days immediately preceding the date of the Put Notice. Mast Hill’s obligation to purchase Put Shares is subject to a 4.99% beneficial ownership blocker. Additionally, pursuant to the Mast Hill Purchase Agreement, we may not sell or issue to Mast Hill more than 19.99% of the number of shares of our common stock issued and outstanding immediately prior to execution of the Mast Hill Purchase Agreement unless and until we obtain stockholder approval to issue additional shares, in accordance with applicable Nasdaq rules.

As consideration for Mast Hill’s commitment to purchase shares of our common stock under the Mast Hill Purchase Agreement, we issued Mast Hill 29,800 restricted shares of common stock following the execution of the Mast Hill Purchase Agreement (the “Commitment Shares”).

Craft Capital Management LLC (“Craft”) acted as our placement agent in connection with this transaction. As compensation for such services, we will pay Craft a commission of 3.0% of the aggregate gross proceeds from each sale of Put Shares under the Mast Hill Purchase Agreement.

In connection with the Mast Hill Purchase Agreement, the Company and Mast Hill also entered into a registration rights agreement, pursuant to which we agreed to file with the SEC an initial registration statement covering all of the Put Shares issuable under the Mast Hill Purchase Agreement and the Commitment Shares so as to permit the resale of such securities by Mast Hill. On May 9, 2025, we filed the registration statement publicly with the SEC, and on March 13, 2025, the registration statement was declared effective by the SEC.

The Mast Hill Purchase Agreement and registration rights agreement contain customary representations, warranties and agreements, as well as customary conditions to Mast Hill’s obligation to purchase the Put Shares.

We began utilizing the equity line of credit in May 2025 and, as of June 30, 2025, we have sold an aggregate of 87,558 shares of our common stock to Mast Hill for gross proceeds of $332 thousand and net proceeds of $311 thousand, after deducting offering costs.

Exclusive License Agreement – Statera BioPharma

On February 11, 2025, we entered into an exclusive license agreement with Statera (the “License Agreement”), pursuant to which we acquired (i) an exclusive worldwide license to the patented TLR5 agonist lead program of Statera known as Entolimod (the “Licensed Molecules”) as it relates to the ARS indication (the “Initial Indication”) and (ii) an exclusive option (the “Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including Lymphocyte Exhaustion, Immunosenescence, Neutropenia and/or Vaccine Adjuvant (the “Subsequent Indications”) and to the TLR5 agonist follow-on program of Statera known as Entolasta, in each case as described in more detail below. The License Agreement transaction was consummated concurrently therewith on February 11, 2025 (the “Closing Date”).

Under the terms of the License Agreement, Statera granted the Company an exclusive worldwide license, with the right to grant and authorize sublicenses, under Statera’s patents, trademarks, know-how and other intellectual property to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product Entolimod as it relates to the Initial Indication during the term of the License Agreement.

As consideration for the License Agreement, we agreed to pay Statera a license fee of $1,500,000 consisting of (i) $300,000 in cash consideration and (ii) $1,200,000 in stock consideration, as described below. As additional consideration for the License Agreement, the Company agreed to pay Statera certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option with respect to any Subsequent Indication, net sales for such Subsequent Indications, within certain royalty periods.

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

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments (all milestone payments, collectively, the “Milestone Payments”), payable in in either the cash or Company stock (at our sole discretion), become obligations of the Company as well:

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

On March 28, 2025, we notified Statera of our election to exercise our Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the “Neutropenia Option”) and to accelerate the first milestone payment of $500,000 related to the neutropenia indication (the “Neutropenia Milestone Payment”), payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. We paid the $500 thousand Neutropenia Milestone Payment in Company stock, as discussed in additional detail below.

As a result of our exercise of the Neutropenia Option, we are obligated to develop and commercialize the expanded licensed products related to the neutropenia indication, at our own cost and expense, including to meet those milestones discussed above, and are obligated to pay the milestone payments, other than the Neutropenia Option, upon accomplishing each such milestone.

Pursuant to the License Agreement, Statera may nominate one individual to sit on our Board of Directors (the “Board”). Statera’s nominee must have the relevant industry experience in biopharmaceuticals, meet all requirements for service as an Independent Board Member, as defined by Nasdaq listing requirements. Approval of such Statera nominee shall be at the sole reasonable discretion of the Board.

Additionally, pursuant to the License Agreement, we agreed to hold a stockholders’ meeting within 120 days of the Closing Date to submit the approval of the conversion of shares of our Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) into shares of Company common stock to our stockholders for their consideration, in accordance with the rules of the Nasdaq Stock Market LLC, provided, however that Statera agreed to extend the deadline to hold the stockholders’ meeting to June 30, 2025. Stockholder approval was obtained at our annual shareholder meeting on June 30, 2025.

On June 18, 2025, we entered into an Amended and Restated Exclusive License Agreement (the “A&R License Agreement”) with Statera, which amended certain terms of the License Agreement to, amongst other things, (i) provide that the payment of royalties pursuant to the A&R License Agreement, if any, may be made by the Company in either cash or securities of the Company, at the discretion of the Company; (ii) increase the approximate amount of the lien held by Avenue Venture Opportunities Fund, L.P. (“Avenue”) to up to $5.6 Million (the “Payoff Amount”); and (iii) provide that, other than the original license fee paid by the Company to Statera in connection with the closing of the license transaction in February 2025 and payment of the Neutropenia Milestone Payment, until such date that the Payoff Amount has been paid in full to Avenue, all subsequent payments due to Statera under the A&R License Agreement shall be paid by the Company as follows: 20% of any such payments shall be paid to Statera and 80% of any such payments shall be paid directly to Avenue on behalf of Statera.

Securities Purchase Agreements

On February 11, 2025, in connection with and as consideration for the License Agreement, we entered into a Securities Purchase Agreement with Statera, pursuant to which we issued to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 31, 2025, in connection with our election to exercise the Neutropenia Option and to accelerate payment of the Neutropenia Milestone Payment, we entered into a Securities Purchase Agreement with Statera and Avenue, pursuant to which we issued to Statera and Avenue $500 thousand shares of Company stock, consisting of an aggregate of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

The Securities Purchase Agreements also provide the recipients of shares of the Series A Preferred Stock and common stock with registration rights related to the shares of common stock underlying the shares of Series A Preferred issued to such recipients.

Preferred Purchase Agreement

On April 29, 2025, we entered into an Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, we shall sell to the Investor, and the Investor shall purchase from us, up to 8,400 shares of our Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (“Warrants”) to purchase shares of Company common stock for a total purchase price of up to $8,400,000 (the “Tranched Financing”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Tranched Financing shall be conducted through six separate Tranche Closings,

pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, we shall sell and issue the Investor up to an aggregate of 8,400 shares of Series B Preferred Stock as follows: (i) 700 shares of Series B Preferred Stock, for $700,000, in the initial Tranche Closing, which occurred on June 25, 2025; (ii) 700 shares of Series B Preferred Stock, for $700,000, in the second Tranche Closing, which occurred on July 31, 2025; (iii) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the third Tranche Closing, which shall be consummated 20 trading days after the second Tranche Closing; (iv) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the fourth Tranche Closing, which shall be consummated 20 trading days after the third Tranche Closing; (v) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the fifth Tranche Closing, which shall be consummated 20 trading days after the fourth Tranche Closing; and (vi) 1,750 shares of Series B Preferred Stock, for $1,750,000, in the final Tranche Closing, which shall be consummated 20 trading days after the fifth Tranche Closing.

In addition to the shares of Series B Preferred Stock to be sold and issued to the Investor in the Tranched Financing, at each Tranche Closing we shall also issue the Investor a Warrant to purchase that number of shares of Company common stock equal to 30% of shares of common stock issuable upon conversion in full of the shares of Series B Preferred Stock issued at the same Tranche Closing. Each Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations), expire five years from the date of issuance, and have an initial exercise price equal to the average closing price of the Company’s common stock during the prior five trading days preceding each Tranche Closing (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Warrant). In the event that Warrants issued to the Investor in a subsequent Tranche Closing have a lower exercise price than the Investor’s Warrants outstanding as of such later Tranche Closing, immediately after the Tranche Closing the exercise price of all outstanding Warrants held by the Investor shall automatically be reduced to equal such lower exercise price of the Warrants issued in such Tranche Closing.

In the event that the average closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall not be equal to or greater than the Floor Price (as defined below), then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Investor has the ability, subject to prior written consent of the Company, to purchase any number of shares of Series B Preferred Stock prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement.

Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, for so long as any shares of Series B Preferred Stock remain outstanding (the “ROFR Period”), the Investor will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, for so long as any the Investor holds any shares of Series B Preferred Stock, Warrants, shares of common stock issued upon conversion of shares of Series B Preferred Stock (“Conversion Shares”) or shares of common stock issued upon exercise of the Warrants (“Warrant Shares”), the Investor shall have the right to participate in any subsequent financing for up to 20% of such financing. Moreover, for so long as any shares of Series B Preferred Stock remain outstanding, subject to certain exceptions, the Investor shall have the right to require us to use 25% of the proceeds received by us from any future financing to redeem any shares of Series B Preferred Stock held by the Investor.

The consummation of the transactions contemplated by the Preferred Purchase Agreement is subject to various customary closing conditions. In addition, pursuant to the Preferred Purchase Agreement, unless and until we obtained stockholder approval to issue additional shares in accordance with applicable Nasdaq Rules (“Stockholder Approval”), the Investor was prohibited from converting its shares of Series B Preferred Stock and exercising its Warrants to the extent that such conversions and exercises would, in the aggregate, result in the issuance of shares of common stock exceeding 19.99% of the number of shares of Company common stock issued and outstanding on the execution date. Stockholder Approval was obtained at our annual shareholder meeting on June 30, 2025.

In connection with the Preferred Purchase Agreement, we also entered into a registration rights agreement with the Investor, pursuant to which we agreed to file with the SEC a registration statement covering the Conversion Shares and the Warrant Shares so as to permit the resale of such securities by the Investor. On June 6, 2025, we filed a registration statement publicly with the SEC to register for resale the Conversion Shares and Warrant Shares underlying the securities issued to the Investor in the initial Tranche, which we amended on July 25, 2025, and on July 30, 2025, the registration statement was declared effective by the SEC. Additionally, on August 8, 2025, we filed a registration statement publicly with the SEC to register for resale the Conversion Shares and Warrant Shares underlying the securities issued to the Investor in the second Tranche, which was declared effective by the SEC on August 12, 2025.

The Preferred Purchase Agreement and registration rights agreement contain customary representations, warranties and agreements, as well as customary indemnification obligations of the Company.

Craft acted as placement agent to the Company in connection with the Tranched Financing. As consideration for services rendered by Craft, we shall (i) pay Craft a cash fee equal to eight percent (8%) of any such funds received by us from the Selling Stockholder pursuant to the Preferred Purchase Agreement and (ii) issue to Craft that number of warrants to purchase shares of our common stock equal in value to six percent (6%) of any such funds received by us from the Investor pursuant to the Preferred Purchase Agreement.

In connection with closing of the initial Tranche, we paid Craft $56,000 and issued warrants to purchase an aggregate of 10,000 shares of our common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $4.20 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on June 25, 2025). Additionally, in connection with closing of the second Tranche, we paid Craft $56,000 and we issued warrants to purchase an aggregate of 11,068 shares of our common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.795 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on July 31, 2025).

Scorpius Statement of Work

On May 9, 2025, we entered into a Statement of Work (the “Scorpius SOW”) with Scorpius BioManufacturing, Inc. (“Scorpius”), pursuant to which Scorpius will serve as the primary U.S. manufacturer for our late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process. The Scorpius SOW shall be governed by the Terms and Conditions attached thereto, unless and until a Master Services Agreement is executed by and between the parties in connection with the services contemplated by the Scorpius SOW.

Pursuant to the Scorpius SOW, we have agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. We are required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. We will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes.

The Scorpius SOW includes detailed project management provisions, including the assignment of a dedicated project manager, regular project team meetings, risk management procedures, and the use of a project-dedicated site for document sharing and collaboration. The Company will own all deliverables provided by Scorpius, and intellectual property provisions specify that any foreground intellectual property generated specifically in connection with the development or manufacture of Entolimod (other than improvements to Scorpius background intellectual property and foreground intellectual property that is related primarily to the business of Scorpius generally conducted for its client) will be solely and exclusively owned by the Company. Additionally, Scorpius is required to provide monthly updates to us to keep it informed of progress and results of the activities in the scope of the Scorpius SOW.

Either party to the Scorpius SOW has the right to terminate the Scorpius SOW (i) upon written sixty (60) days’ written notice to other party for any reason or (ii) upon breach of a material provision of the Scorpius SOW and failure to cure within thirty (30) days’ written notice. In connection with any termination, we are required to pay (i) any open invoices and (ii) the documented reasonable expense incurred or irrevocably obligated related to the Scorpius SOW and Scorpius to wind down activities, plus as liquidated damages and not as a penalty, an amount equal to the greater of (a) 50% of the cost of the Scorpius SOW not yet performed or (b) 75% of the prices of the services for the applicable manufacturing run(s) set to be performed within sixty (60) days of termination under the Scorpius SOW.

Operational Updates

In February 2025, we hired Michael Handley, the previous Chief Executive Officer, President and Chairman of Statera, as Chief Operating Officer of Tivic and President, Tivic Biopharma, a role in which he will lead the establishment of a biopharmaceutical capability within Tivic. In July 2025, our Board appointed Lisa Wolf as our permanent Chief Financial Officer. Ms. Wolf previously served as our interim Chief Financial Officer since October 2024 and has been supporting Tivic as a consultant since 2022. In July 2025,

Blake Gurfein stepped down as our Chief Scientific Officer and transitioned to a consulting role. We also continued to build and invest in developing our intellectual property portfolio.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(unaudited)
Revenue	$86	$140	$(54)	$156	$474	$(318)
Cost of sales	32	110	(78)	52	277	(225)
Gross profit	54	30	24	104	197	(93)
Operating expenses:
Research and development	655	302	353	990	558	432
Sales and marketing	426	207	219	605	712	(107)
General and administrative	907	787	120	1,949	1,674	275
Total operating expenses	1,988	1,296	692	3,544	2,944	600
Loss from operations	(1,934)	(1,266)	(668)	(3,440)	(2,747)	(693)
Other income:
Interest income	3	—	3	7	—	7
Total other income	3	—	3	7	—	7
Net loss	$(1,931)	$(1,266)	$(665)	$(3,433)	$(2,747)	$(686)

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

For the three months ended June 30, 2025, revenue decreased overall by $54 thousand, or 39%, compared to the same period in 2024, primarily due to a 41% decrease in the number of units sold associated with a 57% decrease in advertising spend as we focused our capital resources into accelerating our TLR5 program.

For the six months ended June 30, 2025, revenue decreased overall by $318 thousand, or 67%, compared to the same period in 2024, primarily due to a 69% decrease in the number of units sold associated with a 60% decrease in advertising spend as we focused our capital resources into securing the License Agreement with Statera and accelerating our TLR5 program.

We expect revenues to decrease as we plan to reduce our spending on the significant costs of advertising and marketing required to support sales of ClearUP. We will continue to consider alternative ways to monetize ClearUP and expect to complete a strategic transaction or otherwise exit the consumer business by the end of the year. Our near-term focus is to advance the development of our biopharmaceutical candidates and to ultimately achieve revenue through the sale of Entolimod.

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

For the three months ended June 30, 2025, cost of sales decreased by $78 thousand, or 71%, compared to the same period in 2024. The decrease was due to the decrease in unit sales, a reduction in overhead costs of $17 thousand and inventory write-offs of $20 thousand in 2024 which did not recur in 2025. Variable cost was $29 thousand, or $61.41 per unit, for the three months ended June 30, 2025, compared to $55 thousand, or $68.86 per unit, excluding the $20 thousand inventory write-off, for the same period in 2024. The decrease in variable costs is due to restructuring of our supply chain with new partners completed in August 2024 and certain inventory adjustments, including scrap write-offs, that occurred in 2024. Fixed costs were $3 thousand, or $5.80 per unit, for the three months ended June 30, 2025, compared to $35 thousand, or $43.25 per unit, for the same period in 2024. The decrease in the fixed cost was primarily due to lower product support and overhead costs.

For the six months ended June 30, 2025, cost of sales decreased by $225 thousand, or 82%, compared to the same period in 2024. The decrease was due to a 69% decrease in unit sales, a reduction in overhead costs of $35 thousand and inventory write-offs of $35 thousand in 2024 which did not recur in 2025. Variable cost was $45 thousand, or $54.73 per unit, for the six months ended June 30, 2025, compared to $205 thousand, or $78.95 per unit, for the same period in 2024. The decrease in variable costs is due to restructuring of our supply chain with new partners completed in August 2024 and certain inventory adjustments, including scrap write-offs, that occurred in 2024. Fixed costs were $7 thousand, or $8.70 per unit, for the six months ended June 30, 2025, compared to $72 thousand, or $27.90 per unit, for the same period in 2024. The decrease in the fixed costs was due to lower product support and overhead costs.

Gross Margin

Gross margin has been and will continue to be affected by, and is likely to fluctuate on a quarterly basis due to, a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, new product launches and potential new manufacturing partners and suppliers.

During the three months ended June 30, 2025, our gross margin increased by 41% compared to the same period in 2024. During the six months ended June 30, 2025, our gross margin increased by 25% compared to the same period in 2024. The increases were due to the restructuring of our supply chain and move to a lower cost logistics provider.

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

For the three months ended June 30, 2025, research and development expenses increased by $353 thousand compared to the same period in 2024. For the six months ended June 30, 2025, research and development expenses increased by $432 thousand compared to the same period in 2024. The increases for both periods were primarily due to the addition of our biopharma program that was formed when we acquired the exclusive worldwide license to the patented TLR5 agonist, Entolimod, from Statera. The increased costs are comprised primarily of employment related expenses, consulting expenses and manufacturing and validation services.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, consulting expenses and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. As of the second quarter of 2025, sales and marketing expenses include the costs associated with business development and government relations efforts related to Entolimod, in addition to advertising and other marketing costs related to our ClearUP product. We expect sales and marketing expenses to vary as we expand our selling efforts related to Entolimod.

Sales and marketing expenses increased to $426 thousand for the three months ended June 30, 2025, compared to $207 thousand for the three months ended June 30, 2024. The increase was primarily related to the addition of business development headcount and consultants related to Entolimod. The increase was offset by a 59% reduction in advertising spend as we focused our capital resources into advancing our TLR5 program.

Sales and marketing expenses decreased to $605 thousand for the six months ended June 30, 2025, compared to $712 thousand for the six months ended June 30, 2024. The decrease was due primarily to a $257 thousand reduction in advertising and other marketing costs related to ClearUP, offset by $117 thousand of increased expenses related to Entolimod business development activities. The decrease in advertising and other marketing costs was driven by our decision to focus our capital resources into advancing our TLR5 program.

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

For the three months ended June 30, 2025, general and administrative expenses increased by $120 thousand compared to the same period in 2024. The overall increase was the result of increases in employee related costs of $132 thousand, including stock-based compensation increases of $65 thousand, and increased corporate expenses of $109 thousand related to the Nasdaq hearing and additional shareholder meeting held in 2025. The increases were offset by a decrease of $100 thousand in lease and office expenses due to the change in our headquarters in the second quarter of 2024.

For the six months ended June 30, 2025, general and administrative expenses increased by $275 thousand compared to the same period in 2024. The overall increase was the result of increases in employee related costs of $113 thousand, including stock-based compensation increases of $85 thousand, increased legal and professional fees of $125 thousand, and increased corporate expenses of $202 thousand related primarily to the Nasdaq hearing and additional shareholder meeting held in 2025. The increases were offset by a decrease of $153 thousand in lease and office expenses due to the change in our headquarters in the second quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States, investments in product candidates deriving from our work in vagus nerve stimulation, entry into biologic therapeutics with our TLR5 program, and evaluation and conducting diligence on inorganic growth opportunities. Our focus has substantively shifted from growing the ClearUP business to advancing our biologic and bioelectronic pipeline towards commercial outcomes. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of June 30, 2025, we had cash and cash equivalents of $1.2 million, working capital of $1.0 million and an accumulated deficit of $47.0 million. Subsequent to the end of the quarter, we received net proceeds of $0.6 million through the sale and issuance of shares of Series B Preferred Stock in the second Tranche Closing pursuant to the Preferred Purchase Agreement; and net proceeds of $200 thousand through the sale and issuance of shares of our common stock to Mast Hill pursuant to our equity line of credit.

We have financed our operations to date primarily through the sale of our securities and, prior to our IPO, convertible notes payable, the full balance of which converted into shares of our common stock in connection with our IPO.

On September 13, 2024, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, up to $10 million in shares of our common stock, subject to our then current “baby shelf” limitation under General Instruction I.B.6. of Form S-3. As of March 31, 2025, we had sold an aggregate of 193,161 shares of common stock pursuant to the Distribution Agreement, for gross proceeds of $1.2 million. We paid Maxim $37 thousand in commissions in connection with such sales. In the quarter ended June 30, 2025, we sold an aggregate of 172,700 shares of common stock pursuant to the agreement for gross proceeds of $1.8 million. We paid Maxim $53 thousand in commissions and $10 thousand in legal fee reimbursements. Net proceeds after deducting all offering costs were $1.6 million.

On March 18, 2025, we entered into the Mast Hill Purchase Agreement with Mast Hill, pursuant to which we will have the right, but not the obligation, to sell to Mast Hill up to $25 million in shares of our common stock from time to time over a two-year period, subject to certain conditions precedent and other limitations (including without limitation beneficial ownership limitations). As a condition to our ability to effect sales under the Mast Hill Purchase Agreement, the shares must be registered for resale by Mast Hill pursuant to an effective registration statement. As of June 30, 2025, we had sold an aggregate of 87,558 shares of our common stock to Mast Hill pursuant to the Mast Hill Purchase Agreement for gross proceeds of $332 thousand and net proceeds of $311 thousand after deducting offering costs. Subsequent to the end of the quarter, we have sold an aggregate of 63,845 additional shares of our common stock to Mast

Hill pursuant to the Mast Hill Purchase Agreement for gross proceeds of $215 thousand and net proceeds of $204 thousand after deducting offering costs.

On April 29, 2025, we entered into the Preferred Purchase Agreement with the Investor, pursuant to which, subject to the conditions set forth therein, we shall sell to the Investor, and the Investor shall purchase from us, up to 8,400 shares of Series B Preferred Stock and Warrants for a total purchase price of up to $8.4 million in six separate Tranche Closings. The Investor's obligation to purchase shares of Series B Preferred Stock and Warrants and to complete a Tranche Closing is subject to satisfaction of certain conditions precedent and other limitations. On June 25, 2025, we closed the initial Tranche of funding, which included the sale and issuance to the Investor of 700 shares of Series B Preferred Stock and Warrants to purchase 61,287 shares of our common stock at an initial exercise price of $3.85 per share. Gross proceeds were $700 thousand and net proceeds were $585 thousand after deducting placement agent fees and offering expenses. Subsequent to the end of the quarter, we closed the second Tranche of funding, which included the sale and issuance to the Investor of 700 shares of Series B Preferred Stock and Warrants to purchase 64,065 shares of our common stock at an initial exercise price of $3.97 per share. Gross proceeds were $700 thousand and net proceeds were $635 thousand after deducting placement agent fees and offering expenses.

Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and, in the future, Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to expand our markets, conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the six months ended June 30, 2025, included elsewhere in this Quarterly Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, our entry into biologic therapeutics through our Licence Agreement with Statera, evaluating and conducting diligence on potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to decrease our operating expenses, we expect that our operating expenses may increase as we advance our vagus nerve platform and biopharma program, as well as, over time, discover, acquire, validate or develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We may increase our research and development investments in clinical studies to advance additional indications for Entolimod and Entolasta, as well as our vagus nerve platform during the remainder of 2025 and 2026. We also plan to increase investments in manufacturing and regulatory processes to advance the development of our licensed TLR5 agonist programs, known as Entolimod and Entolasta. Furthermore, we have incurred, and will continue to incur, costs associated with operating as a public company that we did not experience as a private company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, the regulatory approval process, as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. We expect to reduce our costs for advertising and marketing of ClearUP as we shift our capital resources to the advancement of our TLR5 agonist programs. As a result, we expect revenue to decline. Although we are considering alternative monetization strategies for ClearUP, there is no certainty that we will be successful in our efforts and may need to consider a complete strategic divestiture or other exit of the business. Additionally, clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. We cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As previously disclosed, we encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. Although we currently do not anticipate a supply shortage, unforeseen shortages, including as a result of tariffs and/or trade wars, may continue to pose a material risk for the Company in the near term or future. Additionally, high levels of safety stock can (and did in Q4 2024) result in the Company holding significant reserves against future obsolescence. We continue to maintain significant amounts of inventory on hand relative to the ClearUP unit sales to-date in 2025. At this time, we do not have any plans to manufacture additional products related to ClearUP. If we are unable to sell the current inventory on hand, we are at risk of further inventory write-downs in 2025.

Our entry into biologic therapeutics requires us to develop relationships with new suppliers, which may adversely impact our ability to accurately forecast lead times and manufacturing costs for our TLR5 Program. We intend to regularly evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient materials to manufacture our product candidates. Global supply chain shortages (especially when coupled with the increase in tariffs, inflation and other economic factors) could result in an increase in the cost of materials needed for our product candidates. Additionally, in the event that we are unable to to develop relationships with suppliers or source sufficient materials from suppliers to manufacture enough of our product candidates to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

In addition to the foregoing, we may, from time to time, consider opportunities for strategic acquisitions, licensing or business combinations that we believe will align with our growth plan, complement our product offerings and be in the best interest of the Company and our shareholders, including pursuant to the our Exclusive Option to license other indications for Entolimod pursuant to the A&R License Agreement or our Buyout Option pursuant thereto. If any such strategic transactions are identified and pursued, a substantial portion of our cash reserves may be required to complete such transactions. If we identify an attractive opportunity that would require more cash to complete than we are willing or able to use from our cash reserves, we will consider financing options to complete the acquisition, including through equity and/or debt financings.

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $47.0 million through June 30, 2025. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

We currently sell ClearUP directly to consumers online through our own website and to resellers such as McKesson-affiliate Simply Medical, Cardinal Health and AmerisourceBergen. Through our online retailers, ClearUP is available through Amazon, McKesson, Optum Store, Walmart, Target, Best Buy, Cardinal Health and FSA/HSA Store. Our ability to monetize ClearUP will depend on executing sales partnerships, licensing the technology, or executing alternative monetization strategies. If we are unable to execute a monetization strategy in the near term, we expect we will complete a strategic divestiture of the business, or otherwise exit the consumer business, by the end of this year.

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
•
our progress and the means by which we secure alternative monetization opportunities for or exit the ClearUP business;
•
the timing and progress of our in-licensed and internally developed product candidates in the clinical pipeline;
•
the payment terms and timing of commercial contracts entered into for the development and manufacturing of our product candidates;
•
the availability of materials for our product candidates, as well as our ability to source such materials at favorable prices;
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
•
whether we close potential future strategic opportunities, including without limitation pursuant to our Exclusive Option to license other indications for Entolimod pursuant to the A&R License Agreement or our Buyout Option pursuant thereto, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;
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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Cash used in operating activities	$(2,716)	$(2,953)
Cash used in investing activities	(546)	—
Cash provided by financing activities	2,444	3,251
Net increase (decrease) in cash and cash equivalents	$(818)	$298

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $2.7 million, which consisted primarily of a net loss of $3.4 million, decreased by non-cash charges of $278 thousand and a net decrease of $439 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of $276 thousand of stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $462 thousand and a decrease in prepaid expenses and other assets of $113 thousand.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $546 thousand, which consisted primarily of $300 thousand of cash paid for the Statera License Agreement and transactions costs of $243 thousand. There were no investing activities for the six months ended June 30, 2024.

Financing Activities

Our financing activities provided $2.4 million of cash during the six months ended June 30, 2025. In February 2025, Series A warrants to purchase 7,524 shares of common stock were exercised for proceeds of $109 thousand. In April 2025, we sold an aggregate of 172,700 shares of common stock pursuant to our Equity Distribution Agreement with Maxim for gross proceeds of $1.8 million and net proceeds of $1.6 million after deducting commissions and offering expenses. In May 2025, we sold an aggregate of 87,558 shares of our common stock to Mast Hill pursuant to the equity line of credit for gross proceeds of $332 thousand and net proceeds of $311 thousand after deducting offering costs. In June 2025, we sold and issued to the Investor a total of 700 shares of Series B Preferred Stock and warrants to purchase 61,287 shares of our common stock, for gross proceeds of $700 thousand and net proceeds of $585 thousand after deducting placement agent fees and offering costs.

For the six months ended June 30, 2024, our financing activities provided $3.3 million of cash, which consisted primarily of proceeds from the sale of 4,710,000 shares of our common stock and Series A and Series B Warrants to purchase an aggregate of 11,775,000 shares of common stock in May 2024, net of offering discounts and other costs.

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

We encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. We experienced increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and shortages of certain parts and supplies that were necessary components for our products. As a result, we have carried increased inventory balances since 2023 to ensure availability of necessary products and to secure pricing. The carried inventory resulted in material reserves in 2024 and will likely result in future reserves or write-offs if we are unsuccessful at securing a partnership, licensing arrangement, or sale of the ClearUP product line. Due to the significant inventory on hand, we do not plan to manufacture additional product related to ClearUP.

Although we currently do not anticipate a supply shortage will continue to pose a material risk for the Company in the near term, as a matter of business, we evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient materials to manufacture our product candidates. Global supply chain shortages (especially when coupled with inflation, tariffs, and other economic factors) could result in an increase in the cost of the materials used in our product candidates. Additionally, if we are unable to develop relationships with suppliers or source sufficient materials needed to develop and manufacture our product candidates, we may experience delays in production and will seek to develop relationships with alternative suppliers. If we are unable to manufacture enough of our product candidates to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

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

The United States has recently implemented or threatened to implement tariffs on certain imported goods, including on certain items imported from China, Canada and other countries. In addition, China, Canada and other countries have imposed, or threatened to impose, tariffs on a wide range of American products and placed restrictions on the export of certain items in retaliation for these American tariffs. As a result, there is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs or export restrictions by China, Canada and/or other countries. This has recently led to significant volatility in the capital markets and increased economic uncertainty. Additionally, any resulting trade war could negatively impact our business. The imposition of tariffs on items imported by us from China, Canada or other countries could increase our costs and could result in lowering our gross margin on products sold.

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

As a result of these global issues and other macroeconomic factors, as well as recent changes to our business in connection with the A&R License Agreement with Statera, it has been difficult to accurately forecast our revenues or financial results, especially given the geopolitical issues, recent change in administration, inflation, changes in the Federal Reserve interest rate and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

On May 30, 2024, we entered into a Co-Working Space Agreement, pursuant to which we rent office space located at 47685 Lakeview Blvd., Fremont, California for a total of $1 thousand per month. The agreement had an initial term of six months, commencing June 1, 2024, after which it automatically renews on a month to month basis until terminated.

Lease costs recorded during the six months ended June 30, 2024 were $84 thousand. There were no lease costs recorded for the six months ended June 30, 2025 as the lease was terminated in 2024.

Statera A&R License Agreement

On February 11, 2025, we entered into the License Agreement with Statera, as amended and restated in June 2025, pursuant to which we acquired (i) an exclusive worldwide license to the Licensed Molecules as it relates to the Initial Indication and (ii) the Exclusive Option to acquire the exclusive worldwide license to the Subsequent Indications and to the TLR5 agonist follow-on program of Statera known as Entolasta. Additionally, on March 28, 2025, we notified Statera of our election to exercise the Neutropenia Option. As partial consideration for the license, we made certain cash payments and and issued certain shares to Statera and Avenue.

Pursuant to the A&R License Agreement, we will be liable to Statera for certain royalty payments on net sales for the ARS indication as a single agent and the neutropenia indication, and, if we exercise the Exclusive Option with respect to other indications, net sales for all Subsequent Indications, within certain royalty period. Additionally, the A&R License Agreement obligates us to develop and commercialize the licensed products, at our own cost and expense, inclusive of licensed products with respect to any Subsequent Indications obtained upon exercise of an Exclusive Option. In the development and commercialization process, we are obligated to meet certain milestones, and must provide Statera and Avenue certain milestone payments, payable in either the form of cash or Company stock (at our sole discretion), upon accomplishing each milestone, as discussed in additional detail in Note 6 to the unaudited condensed financial statements filed with this Quarterly Report.

Purchase Commitments

The Company has entered into multiple contracts related to the development of Tivic’s ncVNS technology, including a collaboration and research support agreement and a research study to substantiate clinical indications that have potential to be addressed by Tivic’s patent-pending ncVNS system. The contracts require milestone payments to be made upon the successful completion of certain deliverables. As of June 30, 2025, the Company had remaining commitments to pay a total of $86 thousand for milestones not yet achieved. The final milestone is expected to occur in the third quarter, upon which the final payment will be due.

Scorpius Statement of Work

On May 9, 2025, we entered into the Scorpius SOW with Scorpius, pursuant to which Scorpius will serve as the primary U.S. manufacturer for our late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process.

Pursuant to the Scorpius SOW, we have agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. We are required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. We will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes. The Company estimates the duration of the Scorpius SOW to be approximately two years, with approximately $3.0 million of costs to be incurred in the next 12 months. As of June 30, 2025 we have paid Scorpius a total of $209 thousand in connection with the Scorpius SOW.

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Except as set discussed elsewhere in this Quarterly Report, there have been no material changes to our previously disclosed business strategy with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory reserves, sales return reserves, stock-based compensation, and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the macro-economic factors, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report, filed with the SEC on March 21, 2025.

Information regarding our significant accounting policies and estimates can also be found in Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not disclosed in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the six months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

4.1	Form of Warrant (Helena Global Investment Opportunities 1 Ltd.).	8-K	5/2/2025

4.2	Form of Placement Agent Warrant (Craft Capital Management LLC).	S-1/A	7/25/2025

10.1	Securities Purchase Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.2	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.3†	Statement of Work, by and between Tivic Health Systems, Inc. and Scorpius BioManufacturing, Inc., dated May 9, 2025.	10-Q	5/15/2025

10.4†	Amended and Restated Exclusive License Agreement, effective as of June 18, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K/A

10.5#	First Amendment to Tivic Health Systems, Inc. Amended and Restated 2021 Equity Incentive Plan, dated June 30, 2025.	8-K	7/7/2025

10.6#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Lisa Wolf, effective July 7, 2025.	8-K	7/7/2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on August 14, 2025.

Date: August 14, 2025	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Lisa Wolf
Lisa Wolf

Title: Chief Financial Officer
(Principal Financial and Accounting Officer)