Form 10-Q
period 2025-09-30
Tivic Health Systems, Inc.
filed 2025-11-14
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Log Off

Washington, DC 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

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

As of November 12, 2025 there were 1,765,952 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) for the quarter ended September 30, 2025, should be read in conjunction with the Tivic Health Systems, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025.

The accompanying condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

Tivic Health Systems, Inc.

Condensed Balance Sheets

September 30, 2025 and December 31, 2024

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,450	$2,002
Accounts receivable, net	19	69
Inventory, net	4	319
Prepaid expenses and other current assets	267	249
Total current assets	3,740	2,639
Property and equipment, net	12	119
Deferred offering costs	211	49
Licensed technology	2,243	—
Other assets	23	—
Total assets	$6,229	$2,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$465	$125
Other accrued expenses	173	147
Total current liabilities	638	272
Total liabilities	638	272
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,984 shares issued and outstanding at September 30, 2025 and no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 1,662,921 and 556,902 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	1
Additional paid in capital	55,206	46,075
Accumulated deficit	(49,617)	(43,541)
Total stockholders’ equity	5,591	2,535
Total liabilities and stockholders’ equity	$6,229	$2,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$146	$126	$302	$600
Cost of sales	291	82	343	359
Gross profit (loss)	(145)	44	(41)	241
Operating expenses:
Research and development	858	422	1,848	980
Sales and marketing	415	234	1,020	946
General and administrative	1,065	819	3,014	2,493
Total operating expenses	2,338	1,475	5,882	4,419
Loss from operations	(2,483)	(1,431)	(5,923)	(4,178)
Other income (expense):
Interest income	4	—	11	—
Loss on disposal of property and equipment	(117)	—	(117)	—
Total other income (expense)	(113)	—	(106)	—
Net loss	$(2,596)	$(1,431)	$(6,029)	$(4,178)
Net loss per share attributed to common stockholders - basic and diluted	$(1.97)	$(3.93)	$(6.49)	$(18.22)
Weighted-average number of shares - basic and diluted	1,320,778	364,184	928,971	229,291

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(in thousands except share and per share data)

For the Three and Nine Months Ended September 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of common stock and preferred stock, net of issuance costs	491	—	111,339	—	1,700	—	1,700
Issuance of common stock for equity line of credit	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	76	—	—	—	—
Exercise of warrants	—	—	7,524	—	109	—	109
Stock-based compensation expense	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(1,502)	(1,502)
Balances at March 31, 2025	491	$—	705,641	$1	$48,078	$(45,043)	$3,036
Issuance of common stock, net of issuance costs	—	—	260,258	—	1,908	—	1,908
Issuance of preferred stock and warrants, net of issuance costs and warrants to placement agents	700	—	—	—	549	—	549
Issuance of warrants					36	—	36
Stock-based compensation expense	—	—	—	—	90	—	90
Dividends declared on Series B preferred stock	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(1,931)	(1,931)
Balances at June 30, 2025	1,191	$—	965,899	$1	$50,661	$(46,975)	$3,687
Issuance of common stock, net of issuance costs	—	—	148,234	—	429	—	429
Settlement of restricted stock units	—	—	32,788	—	100	—	100
Issuance of preferred stock and warrants, net of issuance costs and warrants to placement agents	4,200	—	—	—	3,753	—	3,753
Issuance of warrants for services	—	$—	—	$—	93	—	93
Conversion of preferred stock into common stock	(1,407)	—	516,000	1	(1)	—	—
Dividends declared on Series B preferred stock	—	—	—	—	36	(36)	—
Deemed dividends on purchase warrants for common shares	—	—	—	—	10	(10)	—
Stock-based compensation expense	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(2,596)	(2,596)
Balances at September 30, 2025	3,984	$—	1,662,921	$2	$55,206	$(49,617)	$5,591

For the Three and Nine Months Ended September 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2024	—	$—	86,241	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	441	—	—	—	—
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,481)	(1,481)
Balances at March 31, 2024	—	$—	86,682	$—	$41,520	$(39,367)	$2,153
Issuance of Common stock and warrants, net of issuance costs and warrants to placement agents	—	—	277,059	1	3,180	—	3,181
Issuance of warrants	—	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(1,266)	(1,266)
Balances at June 30, 2024	—	$—	363,741	$1	$44,824	$(40,633)	$4,192
Issuance of common stock, net of issuance costs	—	—	3,518	—	15	—	15
Issuance of Common stock and warrants, net of issuance costs and warrants to placement agents	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(1,431)	(1,431)
Balances at September 30, 2024	—	$—	367,259	$1	$44,897	$(42,064)	$2,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2025 and 2024

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,029)	$(4,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	415	166
Depreciation	2	3
Issuance of warrants for services	93	—
Loss on disposal of property and equipment	117	—
Amortization of right-of-use asset	—	76
Inventory allowances	230	16
Provision for credit losses	—	5
Changes in operating assets and liabilities:
Accounts receivable	50	160
Inventory	85	9
Prepaid expenses and other current assets	(18)	93
Accounts payable	340	(380)
Accrued expenses	26	(268)
Lease liabilities	—	(96)
Other Assets	(23)	34
Net cash used in operating activities	(4,712)	(4,360)
Cash flows from investing activities
Acquisition of property and equipment	(13)	—
Acquisition of licensed technology	(543)	—
Net cash used in investing activities	(556)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,337	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	3,266
Proceeds from issuance of preferred stock and warrants, net of issuance costs	4,338	—
Proceeds from warrant exercises	109	—
Offering costs in advance of sale of common stock	(68)	(112)
Net cash provided by financing activities	6,716	3,154
Net increase (decrease) in cash and cash equivalents	1,448	(1,206)
Cash and cash equivalents
Beginning of period	2,002	3,395
End of period	$3,450	$2,189

Supplemental disclosure on noncash investing and financing activities
Issuance of warrants	$314	70
Issuance of common stock and preferred stock in exchange for license	$1,700	$—
Issuance of common stock for equity line of credit commitment fee	$94	$—
Dividends declared	$36	$—
Deemed dividends	$10	$—
Write-off of ROU asset and lease liability	$—	$290

The accompanying notes are an integral part of these unaudited condensed financial statements.

Tivic Health Systems, Inc.

Notes to Unaudited Condensed Financial Statements

(amounts are as indicated)

1.	Formation and Business of the Company

Tivic Health Systems, Inc. (the “Company”) was incorporated in the state of California on September 22, 2016 for the purpose of developing and commercializing non-invasive bioelectronic medicine. In June 2021, the Company was reincorporated as a Delaware corporation and, in November 2021, it completed its initial public offering. In 2019, the Company commercially launched ClearUP, a handheld device for treatment of sinus pain and congestion and the Company's first FDA-regulated product, a business it is in the process of exiting. In 2021, the Company also began developing a novel platform directed to vagus nerve stimulation, which has undergone clinical evaluation and optimization studies. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. (“Statera”) to the late-stage toll-like receptor 5 agonist Entolimod™ for the treatment of Acute Radiation Syndrome (“ARS”). At the same time, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its immune-optimized derivative, Entolasta™, with buy-out rights to enable use across all indications. In March 2025, the Company exercised its option to license Entolimod and Entolasta for the treatment of neutropenia, one of the indications covered by the Statera license. With its entrance into the biopharmaceutical market in early 2025 and its impending exit from the consumer healthtech business, the Company is a late-stage prescription therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives. The Company is headquartered in Fremont, California and operates on a decentralized, virtual basis.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and September 30, 2024, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

Going Concern Uncertainty

During the nine months ended September 30, 2025 and 2024, the Company incurred a net loss of $6.0 million and $4.2 million, respectively. At September 30, 2025, the Company had an accumulated deficit of $49.6 million. Cash and cash equivalents at September 30, 2025 were $3.5 million. During the nine months ended September 30, 2025 and 2024, the Company had negative cash flows from operations of $4.7 million and $4.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates and technologies. Future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our product candidates and technologies; the time and costs involved in obtaining regulatory approvals for our product candidates and technologies; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to execute our strategy to expand our business, including through the closing of potential acquisitions or licenses and integrating new business into our own; our ability to establish collaborative arrangements; completion of any acquisitions or other strategic transactions; marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will obtain regulatory approval of our product candidates or generate sufficient revenue and cash to achieve profitability.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash and cash equivalents totaled $3.5 million and $2.0 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each September 30, 2025 and December 31, 2024, the allowance for credit losses was zero.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of each September 30, 2025 and December 31, 2024, the reserve for obsolescence was $568 thousand and $338 thousand, respectively.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering. As of September 30, 2025, the balance of deferred offering costs was $211 thousand and consisted of legal and accounting fees paid in connection with the Equity Line of Credit and the Tranched Financing, which are discussed further in Notes 11 and 10, respectively, below. If the Company consummates an equity offering, the deferred financing costs will be allocated to additional paid-in capital. If the Company consummates a debt offering, the deferred financing costs will be recorded as a discount to the debt. The costs relating to the Equity Line of Credit and the Tranched Financing are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings.

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

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inceptions, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company may receive payments at the onset of the contract and before goods have been delivered. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as revenue after the revenue criteria are met. As of September 30, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenues was $3 thousand and $2 thousand, respectively, and is included in “Other Accrued Expenses” on the accompanying balance sheets.

The Company relies on third parties to have procedures in place to detect and prevent credit card fraud, as the Company has exposure to losses from fraudulent charges. The Company records the losses related to chargebacks as incurred.

The Company has also elected to exclude from the measurement of the transaction price sales taxes remitted to governmental authorities.

The table below presents revenue by channel for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Revenue by Sales Channel	2025	2024	2025	2024
Product Revenue
Direct-to-consumer	$137	$130	$277	$557
Reseller	24	16	48	110
Returns	(15)	(20)	(23)	(67)
Revenue	$146	$126	$302	$600

Sales Tax

Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and therefore, is excluded from net sales.

Shipping and Handling

Shipping and handling fees paid by customers are recorded in revenue, with the related expenses recorded in cost of sales. Shipping and handling fees paid by customers for the three and nine months ended September 30, 2025 were $1 thousand and $2 thousand, respectively. There were no shipping and handling fees paid by customers for the three and nine months ended September 30, 2024.

Shipping costs for delivery of product to customers in the three and nine months ended September 30, 2025 were $8 thousand and $16 thousand, respectively. Shipping costs for delivery of product to customers in the three and nine months ended September 30, 2024 were $5 thousand and $28 thousand, respectively.

Product Warranty

The Company generally offers a one-year limited warranty on its products. The Company has also offered for sale at times a limited two-year warranty.  The limited two-year warranty is occasionally provided to customers in connection with promotional sales. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. Estimated warranty costs are expensed to cost of sales.

Returns

The Company estimates a reserve for future product returns based on several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent.  Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as “Other Accrued Expenses” on the balance sheet. As of September 30, 2025 and December 31, 2024, the reserve for sales returns was $8 thousand and $10 thousand, respectively.

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

Sales and Marketing Expenses

Sales and marketing expenses are expensed as incurred and consist primarily of personnel costs, merchandising, customer service and targeted online marketing costs, such as display advertising, keyword search campaigns, search engine optimization and social media and offline marketing costs such as television, radio and print advertising. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Beginning in the second quarter of 2025, sales and marketing expenses also include personnel and consulting expenses incurred to secure customer awareness of Entolimod’s development. Advertising and other promotional costs to market the Company’s products and services amounted to $140 thousand and $271 thousand for the three and nine months ended September 30, 2025, respectively. Advertising and other promotional costs to market the Company’s products and services were $94 thousand and $415 thousand for the three and nine months ended September 30, 2024, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, restricted stock units and warrants. The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model.

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

Deemed Dividend

The Investor Warrants issued to the Investor in connection with the Tranched Financing contain a provision for the change in exercise price should the Company issue a new Investor Warrant in a subsequent Tranche Closing with an exercise price lower than the exercise price of the Investor Warrant issued earlier. The provision lowers the exercise price to the new Investor Warrant triggering the repricing feature and creates a deemed dividend. The deemed dividend is added to the net income or loss for the period and used in calculating the earnings per share for the period.

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

At September 30, 2025 and 2024, the Company had options to purchase 355,368 and 3,904 shares of common stock outstanding, respectively, 79,415 and zero restricted stock units outstanding, respectively, and warrants to purchase 1,055,809 and 707,234 shares of common stock, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the effect of dividends on the B Preferred Stock, and deemed dividends on warrants, which were outstanding for the periods presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	2025	2024	2025	2024
(In thousands, except per share amounts)
Net loss attributed to Tivic Health Systems, Inc.	$(2,596)	$(1,431)	$(6,029)	$(4,178)
Dividends on Series B Preferred Stock	(36)	—	(37)	—
Deemed dividends on warrants	(10)	—	(10)	—
Net loss attributed to Tivic Health Systems, Inc.	(2,642)	(1,431)	(6,076)	(4,178)
Basic and diluted weighted average number of shares outstanding	1,320,778	364,184	928,971	229,291
Net loss per share - basic and diluted	$(2.00)	$(3.93)	$(6.54)	$(18.22)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at a single national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $2.95 million and $1.6 million, respectively.

The Company extends credit to customers in the normal course of business and performs credit evaluations of its customers. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the financial statements.

During the first nine months of 2025, the majority, or 85%, of the Company’s sales were to individual customers. In the first nine months of 2024, the majority, or 82%, of the Company’s sales were to individual consumers. As of September 30, 2025, the Company had one customer whose accounts receivable balance totaled 10% or more of the Company’s total accounts receivable (37%) compared with one such customer at December 31, 2024 (95%).

For each of the three and nine months ended September 30, 2025, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (16% and 10%, respectively). For each of the three and nine months ended September 30, 2024, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue (13% and 10%, respectively).

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

3.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalents carrying value and fair value at September 30, 2025 and December 31, 2024 (in thousands):

As of September 30, 2025 (unaudited)
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$2,797	$2,797	$2,797	$—	$—
Total assets	$2,797	$2,797	$2,797	$—	$—

As of December 31, 2024
			Quoted	Significant
			Priced in	other	Significant
			active	observable	unobservable
	Carrying	Fair	markets	inputs	inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$1,819	$1,819	$1,819	$—	$—
Total assets	$1,819	$1,819	$1,819	$—	$—

Cash equivalents – Cash equivalents of $2.8 million as of September 30, 2025 and $1.8 million as of December 31, 2024, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

There have been no changes to the valuation methodologies utilized by the Company during the nine months ended September 30, 2025 compared to the year ended December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the nine months ended September 30, 2025 and the year ended December 31, 2024.

4.	Prepaid Expenses (in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)
Prepaid director and officer liability insurance	$44	$27
Refundable Delaware franchise taxes	—	133
Other	223	89
Total prepaid expenses and other current assets	$267	$249

5.	Inventory, net (in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)
Raw materials	$458	$460
Work in process	5	5
Finished goods	109	192
Inventory at cost	572	657
Less reserve for obsolescence	(568)	(338)
Inventory, net	$4	$319

6.	Property and equipment, net (in thousands)

	September 30, 2025	December 31, 2024
Computers and equipment	$24	$11
Manufacturing tools and dies	—	148
Total property and equipment	24	159
Less accumulated depreciation	(12)	(40)
Property and equipment, net	$12	$119

Depreciation expense was zero and $2 thousand for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $1 thousand and $3 thousand for the three and nine months ended September 30, 2024, respectively. During the third quarter of 2025, we wrote off certain manufacturing molds related to the next generation of ClearUP as we no longer plan to manufacture the product in the future. The net book value of the assets written off was $117 thousand and is included in loss from disposition of property and equipment in the statement of operations.

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

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments (all milestone payments, collectively, the “Milestone Payments”), payable in either cash or Company stock (at the sole discretion of the Company), become obligations of the Company as well:

Event	Payment
File IND and Initiate Phase 2 Clinical Study for Neutropenia	$500,000
Phase III Completion - successfully meets endpoint required to secure FDA approval for treatment of Neutropenia	750,000
File BLA with FDA and achieve FDA Approval for Neutropenia	1,500,000
File IND and Initiate Phase 2 study of Lymphocyte Exhaustion	500,000
Phase III Completion - successfully meets endpoint required by FDA for treatment of Lymphocyte Exhaustion	750,000
File BLA with FDA and achieve FDA Approval for Lymphocyte Exhaustion	1,500,000
IND approval and initiation of Phase 3 study as a Vaccine Adjuvant	500,000
File US BLA with FDA and achieve FDA Approval for use as a Vaccine Adjuvant	500,000
Total Potential Development Milestones for additional Indications (as applicable)	$6,500,000

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

Pursuant to the Scorpius SOW, the Company has agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. The Company is required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. The Company will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes. The Company estimates the duration of the Scorpius SOW to be approximately two years, with approximately $3.9 million of costs to be incurred in the next 12 months. As of September 30, 2025, the Company had paid Scorpius a total of $209 thousand in connection with the Scorpius SOW.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of September 30, 2025.

9.	Other Accrued Expenses (in thousands)

	September 30, 2025	December 31, 2024
Legal and professional fees	$29	$39
Consulting fees	30	—
Delaware franchise tax	73	—
Research study costs	—	90
Other	41	18
Total other accrued expenses	$173	$147

10.	Preferred Stock

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

As of September 30, 2025, there were 403 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), and 3,581 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), issued and outstanding. As of December 31, 2024 there were no series of preferred stock designated and no shares of preferred stock issued or outstanding.

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

●

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

The Company received Stockholder Approval at its 2025 Annual Meeting of Stockholders, held on June 30, 2025. As a result, on July 3, 2025, 88 shares of Series A Preferred Stock automatically converted into 51,504 shares of Company common stock.

●

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

On July 3, 2025, in connection the Company's receipt of Stockholder Approval at its 2025 annual meeting of stockholders, 88 shares of Series A Preferred Stock automatically converted into 51,504 shares of common stock.

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

On April 29, 2025, the Company entered into a Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s Series B Preferred Stock and warrants (“Investor Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $8,400,000 (the “Tranched Financing”) in several tranche closings (each, a “Tranche Closing”).

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

In addition to the shares of Series B Preferred Stock to be sold and issued to the Investor in the Tranched Financing, at each Tranche Closing the Company shall also issue the Investor an Investor Warrant to purchase that number of shares of Company common stock equal to 30% of shares of common stock issuable upon conversion in full of the shares of Series B Preferred Stock issued at the same Tranche Closing. Each Investor Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations), expire five years from the date of issuance, and have an initial exercise price equal to the average closing price of the Company’s common stock during the prior five trading days preceding each Tranche Closing (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Investor Warrant). In the event that Investor Warrants issued to the Investor in a subsequent Tranche Closing have a lower exercise price than the Investor Warrants outstanding as of such later Tranche Closing, immediately after the Tranche Closing the exercise price of all outstanding Investor Warrants held by the Investor shall automatically be reduced to equal such lower exercise price of the Investor Warrants issued in such Tranche Closing.

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

Initial Tranche

On June 25, 2025, the Company and the Investor held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $700 thousand pursuant to the Preferred Purchase Agreement and issued 700 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 61,287 shares of Company common stock with an initial exercise price of $3.85 per share. The Investor Warrants are exercisable immediately and expire on June 25, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to Investor in the Initial Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 61,287 warrants of $1 thousand.

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56 thousand at closing of the Initial Tranche and issued warrants to purchase an aggregate of 10,000 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $4.20 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on June 25, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $585 thousand. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $455 thousand and $130 thousand, respectively.

Between July 31, 2025 and August 15, 2025, the Investor converted all 700 Initial Tranche Preferred Shares issued to the Investor in connection with the Initial Tranche Closing into an aggregate of 244,597 shares of common stock.

Second Tranche

On July 31, 2025, the Company and the Investor held the second Tranche Closing, pursuant to which the Company received gross proceeds of $700 thousand pursuant to the Preferred Purchase Agreement and issued 700 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 64,065 shares of Company common stock with an initial exercise price of $3.966 per share. The Investor Warrants are exercisable immediately and expire on July 31, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 64,065 warrants of $4 thousand.

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56 thousand at closing of the Initial Tranche and issued warrants to purchase an aggregate of 11,068 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.795 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on July 31, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $625 thousand. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $499 thousand and $126 thousand, respectively.

Between August 15, 2025 and September 30, 2025, the Investor converted 615 Second Tranche Preferred Shares issued to the Investor in connection with the Second Tranche Closing into an aggregate of 219,899 shares of common stock.

Third Tranche

On August 21, 2025, the Company and the Investor held the third Tranche Closing, pursuant to which the Company received gross proceeds of $1,750,000 pursuant to the Preferred Purchase Agreement and issued 1,750 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 188,842 shares of Company common stock with an initial exercise price of $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 188,842 warrants of $5 thousand.

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 29,830 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.52 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on August 21, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.3 million and $319 thousand, respectively.

As of September 30, 2025, all 1,750 of the Third Tranche Preferred Shares remain outstanding.

Fourth Tranche

On September 26, 2025, the Company and the Investor held the fourth Tranche Closing, pursuant to which the Company received gross proceeds of $1,750,000 pursuant to the Preferred Purchase Agreement and issued 1,750 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued to the Investor Warrants to purchase 195,793 shares of Company common stock with an initial exercise price of $3.04 per share.

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 32,249 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.256 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on September 26, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.2 million and $321 thousand, respectively.

As of September 30, 2025, all 1,750 of the Fourth Tranche Preferred Shares remain outstanding.

11.	Common Stock

At September 30, 2025 and December 31, 2024, there were 1,662,921 and 556,902 shares of Company common stock issued and outstanding, respectively.

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

On September 13, 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of its common stock. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares pursuant to the Distribution Agreement. The Company also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty-four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days’ prior written notice; and (iv) as otherwise permitted therein. During the year ended December 31, 2024, the Company sold a total of 193,161 shares of its common stock pursuant to the Distribution Agreement for gross proceeds of $1.2 million. The Company paid Maxim $37 thousand in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $1.1 million. During the nine months ended September 30, 2025, the Company sold an aggregate of 172,700 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and net proceeds of $1.6 million after $53 thousand of commissions paid by the Company to Maxim and $108 thousand of legal and other fees.

On February 11, 2025, in connection with, and as consideration for, the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which it issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 18, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from the Company, up to $25 million shares of the Company’s common stock, at the Company’s sole discretion, over the 24 months following the date of execution, subject to the terms of the Purchase Agreement (the “Equity Line of Credit”). As consideration for Mast Hill’s commitment to purchase shares of Company common stock under the Purchase Agreement, the Company issued Mast Hill 29,800 restricted shares of common stock following the execution of the Purchase Agreement (the “Commitment Shares”). During the nine months ended September 30, 2025, the Company sold and issued an aggregate of 235,792 shares of common stock to Mast Hill pursuant to the Purchase Agreement for gross proceeds of $783 thousand and net proceeds of $741 thousand, after deducting offering costs.

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

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to the rights of the preferred stockholders. As of September 30, 2025, no dividends on common stock had been declared by the Company. At September 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2025	2024
Warrants to purchase common stock	1,055,809	707,234
Options issued and outstanding	355,368	8,868
Restricted stock units outstanding	79,415	44,119
Shares available for future incentive plan grants	79,113	5,555
Shares available for the conversion of Series A Preferred Stock	237,200	—
Shares available for the conversion of Series B Preferred Stock	2,770,477	—
Total	4,577,382	765,776

12.	Common Stock Warrants

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

In June 2025, in connection with the Initial Tranche Closing, the Company issued Investor Warrants to purchase 61,287 shares of common stock. The Investor Warrants are exercisable upon issuance, had an initial exercise price of $3.85 per share and expire on June 25, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued in the Initial Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued in the Initial Tranche was further reduced to $3.04 per share. Additionally, the Company issued warrants to purchase 10,000 shares of common stock to designees of Craft, the placement agent in connection with the Tranched Financing, as partial consideration for services rendered by Craft in connection therewith. The placement agent warrants are exercisable upon issuance, have an exercise price of $4.20 per share and expire on June 25, 2029.

The Company estimated the value of the placement agent warrants issued to the Craft designees using the Black-Scholes options valuation model. The fair value was $36 thousand and was recognized as issuance costs of the Series B Preferred Stock issued in the offering and was classified within stockholders’ equity as additional paid in capital.

In July 2025, in connection with the Second Tranche Closing, the Company issued Investor Warrants to purchase 64,065 shares of common stock. The Investor Warrants are exercisable upon issuance, had an initial exercise price of $3.996 per share and expire on July 31, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued in the Initial Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued in the Initial Tranche was further reduced to $3.04 per share. Additionally, the Company issued warrants to purchase 11,068 shares of common stock to designees of Craft, the placement agent in connection with the Tranched Financing, as partial consideration for services rendered by Craft in connection therewith. The placement agent warrants are exercisable upon issuance, have an exercise price of $3.795 per share and expire on July 31, 2029.

The Company estimated the value of the placement agent warrants issued to the Craft designees using the Black-Scholes options valuation model. The fair value was $31 thousand and was recognized as issuance costs of the Series B Preferred Stock issued in the offering and was classified within stockholders’ equity as additional paid in capital.

In August 2025, in connection with the Third Tranche Closing, the Company issued Investor Warrants to purchase 188,842 shares of common stock. The Investor Warrants are exercisable upon issuance, had an initial exercise price of $3.372 per share and expire on August 21, 2030. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued in the Initial Tranche was further reduced to $3.04 per share. Additionally, the Company issued warrants to purchase 29,830 shares of common stock to designees of Craft, the placement agent in connection with the Tranched Financing, as partial consideration for services rendered by Craft in connection therewith. The placement agent warrants are exercisable upon issuance, have an exercise price of $3.52 per share and expire on August 21, 2029.

The Company estimated the value of the placement agent warrants issued to the Craft designees using the Black-Scholes options valuation model. The fair value was $77 thousand and was recognized as issuance costs of the Series B Preferred Stock issued in the offering and was classified within stockholders’ equity as additional paid in capital.

In August 2025, the Company issued warrants to purchase an aggregate of 32,500 shares of common stock to two individuals in exchange for investor relations services provided.  The warrants are exercisable upon issuance, have an exercise price of $3.64 per share and expire on August 11, 2029.  The Company estimated the value of the warrants issued to the individuals using the Black-Scholes options valuation model. The fair value was $94 thousand and was classified within stockholders’ equity as additional paid in capital.

In September 2025, in connection with the Fourth Tranche Closing, the Company issued to the Investor warrants to purchase 195,793 shares of common stock. The warrants are exercisable upon issuance, have an initial exercise price of $3.04 per share and expire on September 26, 2030. Additionally, the Company issued warrants to purchase 32,249 shares of common stock to designees of Craft, the placement agent in connection with the Tranched Financing, as partial consideration for services rendered by Craft in connection therewith. The placement agent warrants are exercisable upon issuance, have an exercise price of $3.256 per share and expire on September 26, 2029.

The Company estimated the value of the placement agent warrants issued to the Craft designees using the Black-Scholes options valuation model. The fair value was $78 thousand and was recognized as issuance costs of the Series B Preferred Stock issued in the offering and was classified within stockholders’ equity as additional paid in capital.

The fair value of the warrants issued to placement agents in 2025 and 2024 was estimated on the date of grant using the following assumptions:

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Expected life (in years)	4.0	5.0	5.0	5.0
Expected volatility	126.3%	187.8%	118.6%	118.6%
Risk-free interest rate	3.71%	3.96%	4.50%	4.50%
Dividend yield	0%	0%	0%	0%

A summary of the Company’s outstanding warrants as of September 30, 2025 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	415,589	$14.45	May 14, 2029
Common Stock	61,287	$3.04	June 25, 2030
Common Stock	10,000	$4.20	June 25, 2029
Common Stock	64,065	$3.04	July 31, 2030
Common Stock	11,068	$3.80	July 31, 2029
Common Stock	32,500	$3.64	August 11, 2029
Common Stock	188,842	$3.04	August 21, 2030
Common Stock	29,830	$3.52	August 21, 2029
Common Stock	195,793	$3.04	September 26, 2030
Common Stock	32,249	$3.26	September 26, 2029
Total	1,055,809

During the nine months ended September 30, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. There were no warrant exercises in the nine months ended September 30, 2024.

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

As of September 30, 2025, there were 79,113 shares of common stock available for issuance under the A&R 2021 Plan, as amended.

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

The following table summarizes the stock option award activity for the nine months ended September 30, 2025:

	Outstanding	Exercisable
January 1, 2025	8,868	1,935
Granted	346,500	—
Vested	—	5,201
Canceled or expired	—	—
Exercised	—	—
September 30, 2025	355,368	7,136

The weighted-average exercise price as of September 30, 2025 for stock options outstanding and stock options exercisable was $8.63 and $259.70, respectively. The weighted average remaining contractual life as of September 30, 2025 for stock options outstanding and stock options exercisable was 9.82 and 8.54 years, respectively. Stock-based compensation expense related to stock options was $91 thousand and $222 thousand for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense related to stock options was $55 thousand and $160 thousand for the three and nine months ended September 30, 2024, respectively. As of  September 30, 2025, there was $1.0 million of remaining expense, which is expected to be amortized over 3.46 years.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the nine months ended September 30, 2025:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share
January 1, 2025	111	$22.78
Issuance of restricted common stock	—	$-
Vested	(111)	$22.78
Cancelled	—	$-
September 30, 2025	—	$-

The fair value of restricted stock awards vested during the three and nine months ended September 30, 2025 was $0 and $2 thousand, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 30, 2024 was $2 thousand and $5 thousand, respectively. There is no remaining expense to be recognized in connection with restricted stock awards.

Restricted Stock Units

The following table sets forth the status of the Company’s non-vested restricted stock units issued to employees:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2025	44,119	$3.91
Granted	68,084	$5.96
Vested	(32,788)	$3.05
Cancelled	—	$—
Non-vested as of September 30, 2025	79,415	$5.98

The fair value of restricted stock units granted during the three and nine months ended September 30, 2025 was $100 thousand and $406 thousand, respectively. There were no restricted stock units granted during the three and nine months ended September 30, 2024. Stock-based compensation expense related to restricted stock units was $133 thousand and $190 thousand for the three and nine months ended September 30, 2025, respectively. There was no expense for the three and nine months ended September 30, 2024, as no restricted stock units had been issued. As of September 30, 2025, there was $383 thousand of remaining expense, which is expected to be amortized over 3.38 years.

In May 2025, the Company’s Board of Directors approved the award of certain bonus payments related to performance in 2024, to be paid in the form of restricted stock units once certain milestones have been achieved. The milestones were achieved and the restricted stock units were issued in the third quarter.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$58	$23	$160	$68
Sales and marketing	3	—	25	1
General and administrative	77	35	230	97
Total stock-based compensation	$138	$58	$415	$166

14.	Net Loss per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)
Net loss	$(2,596)	$(1,431)	$(6,029)	$(4,178)
Less dividends on Series B Preferred Stock	(36)	—	(37)	—
Deemed dividends on warrants	(10)	—	(10)	—
Net loss available to common stockholders	(2,642)	(1,431)	(6,076)	(4,178)
Weighted average number of shares of common stock outstanding	1,320,778	364,184	928,971	229,291
Net loss per share - basic	$(2.00)	$(3.93)	$(6.54)	$(18.22)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Nine Months Ended
	September 30,
	2025	2024
Warrants to purchase common stock	1,055,809	707,234
Common stock options issued and outstanding	355,368	3,904
Restricted stock units issued and outstanding	79,415	—
Series A Preferred Stock	237,200	—
Series B Preferred Stock	2,767,387	—
Total	4,495,179	711,138

15.	Segment Information

Tivic Health is a late-stage therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives. Tivic’s biopharma program is focused on advancing its first drug product candidate, Entolimod, into manufacturing, conducting process validation utilizing the output of such manufacturing, and filing the associated Biologics License Application with the FDA, with the intent to sell the biologic compounds either inside or outside of the United States. Tivic’s bioelectronic program has focused on developing non-invasive medical devices that influence biologic functions associated with various diseases and conditions. Tivic has an FDA-approved over-the-counter device, ClearUP, that treats sinus pain and pressure, which it plans to discontinue before the end of the year. Historically, revenue has been derived from sales of the Company’s first commercial product, ClearUP.  To date, the Company has managed its business activities as a single operating segment. Tivic’s Chief Executive Officer is the CODM. The CODM utilizes the Company’s long-term plan, which includes product development roadmaps and long-term financial models, as key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using factors such as gross margin, operating expenses, loss from operations and net loss.

Significant expenses within loss from operations, as well as within net loss, include costs of revenue, research and development, selling and marketing and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations. Other segment items within net loss include interest income and the loss from the disposal of manufacturing molds and dies.

During the three and nine months ended September 30, 2025 and 2024, all revenue was domestic revenue. To date, the Company has not sold its product outside of the United States.

The Company’s long-lived assets consist primarily of computer equipment and the licensed biologics, all of which are located in the United States.

16.	Subsequent Events

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, the Company’s board of directors approved the wind down of the Company’s ClearUP business, which the Company intends to substantially complete prior to the end of the year. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the quarter ended September 30, 2025 and expects to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand through the end of the year. Additionally, as a result of its exit from its consumer health business, the Company expects that it will generate minimal to no revenue until such time that it is able to obtain regulatory approval of, and commercialize, its other product candidates. The estimates of the charges and costs that the Company expects to incur, and the timing thereof, as well as its revenue expectations, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the wind down of the ClearUP business.

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

Business Overview

Tivic Health Systems, Inc. (the "Company" or "Tivic Health") is a late-stage therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives.

Tivic Health’s Toll-like Receptor 5 (“TLR5”) program’s lead product candidate is the late-stage TLR5 agonist, Entolimod™, to treat acute radiation syndrome (“ARS”) and for remediating side effects of medical radiation and chemotherapy. Tivic Health holds investigational new drug (“IND”) applications for Entolimod for ARS and advanced cancer applications. The U.S. Federal Drug Administration (“FDA”) has granted Fast Track and Orphan Drug designations to Entolimod™ for the treatment of ARS. The Company has licensed the rights to Entolimod and Entolasta as they related to the neutropenia indication and plans, over time, to undertake Phase 2 clinical studies for Entolimod and/or Entolasta for the treatment of neutropenia and other oncology-related indications.

Tivic Health’s bioelectronic program has focused on developing non-invasive medical devices that influence biologic functions associated with various diseases and conditions seeking to meaningfully improve treatment options in neurologic, cardiac and autonomic-related diseases. Tivic Health has an FDA-approved over-the-counter device, ClearUP, that treats sinus pain and pressure, which we plan to discontinue before the end of the year.  As the Company exits its consumer health business, Tivic Health’s bioelectronic portfolio is now primarily focused on non-invasive vagus nerve stimulation (“VNS”).  Both a pilot study and an optimization study have been completed at the Feinstein Institute for Bioelectronic Medicine at Northwell Health. While study outcomes have been positive, the Company is currently focusing its resources on the advancement of its lead product candidate, Entolimod, and investments in its bioelectronics program may be significantly reduced or eliminated.

Wind Down of Current Commercial Product

In 2019, Tivic Health commercially launched ClearUP, a handheld device for treatment of sinus pain and congestion and our first FDA-regulated product. As previously disclosed, after our purchase of the Entolimod license, our focus substantially shifted from growing the ClearUP business to advancing our biologic pipeline and we began pursuing monetization strategies for the ClearUP business, including a potential strategic divestiture of the business.

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, our board of directors approved the wind down of the ClearUP business, which we intend to substantially complete prior to the end of the year. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the quarter ended September 30, 2025 and expects to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand through the end of the year. Additionally, as a result of its exit from its consumer health business, the Company expects that it will generate minimal to no revenue until such time that it is able to obtain regulatory approval of and commercialize its other product candidates.

The estimates of the charges and costs that the Company expects to incur, and the timing thereof, as well as its revenue expectations, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of the ClearUP business.

Clinical Pipeline

Biologics Program

As announced in February 2025, we acquired worldwide exclusive license rights from Statera Biopharma, Inc. (“Statera”) to the late-stage toll-like receptor TLR5 agonist Entolimod for the treatment of ARS. In addition, we acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and immune-optimized second-generation product candidate, Entolasta. In March 2025, we exercised our option to acquire an exclusive worldwide license to the neutropenia indication for Entolimod and Entolasta. Entolimod and Entolasta have been the subject of more than forty animal and human trials and $140 million of prior investment, including $35.6 million from the Department of Defense, Defense Threats Reduction Agency, NASA, National Institutes of Health and the Department of Army. The FDA has granted Fast Track and Orphan Drug designations to Entolimod for the prevention and treatment of ARS and to mitigate the likelihood of death following a potential lethal dose of total body ionization during or after a radiation disaster.

Our immediate focus with Entolimod will be validation of the manufacturing process sufficient to submit a biologics license application (“BLA”) to the FDA. A BLA is a submission to the FDA requesting to market a biologic product in the United States. The FDA uses the information and testing results presented in the BLA to ensure that biologic processes meet rigorous safety, purity and potency standards. If the BLA is approved, the FDA will issue us a biologics license, at which point we may begin marketing of the biologic compound in the United States. Prior to such approval, we may have opportunities to market Entolimod for emergency use in markets outside of the United States.

In addition, we have an active IND application for oncology-related applications and intend to use it to initiate one or more Phase 2 clinical studies for Entolimod and/or Entolasta for the treatment of neutropenia and other oncology-related indications. The TLR5 agonist works through the activation of the NF-kappaB pathway, upstream of G-CSF.  Entolimod treatment also led to reduced apoptosis and accelerated crypt regeneration in the gastrointestinal tract (Krivokrysenko, et al, PLOS-One, 2015). Entolimod and Entolasta's mechanisms of action encompass the same active pathway as currently approved Granulocyte colony-stimulating factor (G-CSF) drugs but have additional benefits in reducing apoptosis and preventing cell death. The anti-apoptotic pathway has been tested for its prophylactic benefits and has shown efficacy in mitigating the damaging effects of radiation on both the gastrointestinal and hemopoietic systems and has been demonstrated to provide such benefits both before radiation exposure and within 48 hours after exposure.  We believe these properties have the potential to make our TLR5 agonists compelling as adjuvants and/or as alternatives to currently marketed G-CSF.

Bioelectronic Medicine

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

The magnitude of change in biometrics seen in our ncVNS data implies potential for greater clinical effects and enhanced reproducibility than demonstrated by previous studies of non-invasive VNS devices. These results in healthy subjects suggest our ncVNS approach may have clinical utility in several patient populations including those with post-traumatic stress disorder, cardiac disease, inflammatory conditions, and ischemic stroke, among others.

Based upon initial results, in May 2024, we initiated a second collaborative research study with Feinstein to identify VNS device parameters, including frequency, signal parameters, electrode placement and duration of treatment, that deliver the optimal effect on autonomic nervous system (“ANS”) function (elsewhere referred to as our “optimization study”).  In September 2024, we announced approval for the contracted clinical work by Northwell Health’s Institutional Review Board, required before enrollment of subjects. In October 2024, we announced enrollment of the first subject in this optimization study for our patent pending, non-invasive VNS device. Enrollment was completed in November 2024. In early 2025, following the completion of two rounds of study visits, the Company expanded the protocol to include additional parameters for optimization, leading to additional intellectual property, including those claims covered in various patent filings. In June 2025, the Company announced the completion of the optimization study, noting that findings reinforce the importance of personalization for therapeutic efficacy, and in November 2025, the Company announced the filing of resulting intellectual property and reported study outcomes.  While study outcomes have been positive, the company is currently focusing its resources on the advancement of its lead product candidate and investments in its bioelectronics program may be significantly reduced or eliminated.

Business Updates

Equity Line of Credit

On March 18, 2025, we entered into an Equity Purchase Agreement (the “Mast Hill Purchase Agreement”) with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which we will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from us, up to $25 million shares of our common stock, at our sole discretion, over 24 months, subject to certain conditions precedent and other limitations. We began utilizing the equity line of credit in May 2025, and, as of September 30, 2025, we have sold an aggregate of 235,792 shares of our common stock to Mast Hill for gross proceeds of $783 thousand and net proceeds of $741 thousand, after deducting offering costs.

Preferred Purchase Agreement

On April 29, 2025, we entered into an Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, we shall sell to the Investor, and the Investor shall purchase from us, up to 8,400 shares of our Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (“Investor Warrants”) to purchase shares of Company common stock for a total purchase price of up to $8,400,000 (the “Tranched Financing”) in a series of six separate tranche closings (each, a “Tranche Closing”). To date, we have completed a total of four of the six Tranche Closings for aggregate gross proceeds of $4.9 million and aggregate net proceeds of $4.3 million, after deducting placement agent fees and offering expenses paid by the Company.

On June 25, 2025, we completed the initial Tranche Closing, pursuant to which we sold and issued 700 shares of Series B Preferred Stock and Investor Warrants to purchase 61,287 shares of common stock to the Investor for gross proceeds of $700 thousand and net proceeds of $585 thousand, after deducting placement agent fees and offering expenses. In connection with the initial Tranche Closing, as consideration for placement agent services rendered by Craft Capital Management LLC (“Craft”), we paid Craft $56 thousand and issued warrants to purchase an aggregate of 10,000 shares of common stock to the designees of Craft. Between July 31, 2025 and August 15, 2025, the Investor converted all 700 shares of Series B Preferred Stock issued to the Investor in connection with the initial Tranche Closing into an aggregate of 244,597 shares of common stock.

On July 31, 2025, we completed the second Tranche Closing, pursuant to which we sold and issued 700 shares of Series B Preferred Stock and Investor Warrants to purchase 64,065 shares of common stock to the Investor for gross proceeds of $700 thousand and net proceeds of $625 thousand, after deducting placement agent fees and offering expenses. In connection with the second Tranche Closing, as consideration for placement agent services rendered by Craft, we paid Craft $56 thousand and issued warrants to purchase an aggregate of 11,068 shares of common stock to the designees of Craft. Between August 15, 2025 and October 8, 2025, the Investor converted all 700 shares of Series B Preferred Stock issued to the Investor in connection with the second Tranche Closing into an aggregate of 252,710 shares of common stock.

On August 21, 2025, we completed the third Tranche Closing, pursuant to which we sold and issued 1,750 shares of Series B Preferred Stock and Investor Warrants to purchase 188,842 shares of common stock to the Investor for gross proceeds of $1.75 million and net proceeds of $1.6 thousand, after deducting placement agent fees and offering expenses. In connection with the third Tranche Closing, as consideration for placement agent services rendered by Craft, we paid Craft $140 thousand and issued warrants to purchase an aggregate of 29,830 shares of common stock to the designees of Craft. Between October 27, 2025 and November 5, 2025, the Investor converted an aggrege of 160 shares of Series B Preferred Stock issued to the Investor in connection with the third Tranche Closing into an aggregate of 70,220 shares of common stock.

On September 26, 2025, we completed the fourth Tranche Closing, pursuant to which we sold and issued 1,750 shares of Series B Preferred Stock and Investor Warrants to purchase 195,793 shares of common stock to the Investor for gross proceeds of $1.75 million and net proceeds of $1.6 thousand, after deducting placement agent fees and offering expenses. In connection with the fourth Tranche Closing, as consideration for placement agent services rendered by Craft, we paid Craft $140 thousand and issued warrants to purchase an aggregate of 32,249 shares of common stock to the designees of Craft. All 1,750 of the shares of Series B Preferred Stock issued to the Investor in the fourth Tranche Closing remain outstanding.

For more information about the Preferred Purchase Agreement, see Note 10 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Operational Updates

In February 2025, we hired Michael Handley, the previous Chief Executive Officer, President and Chairman of Statera, as Chief Operating Officer of Tivic and President, Tivic Biopharma, a role in which he will lead the establishment of a biopharmaceutical capability within Tivic. In July 2025, our Board appointed Lisa Wolf as our Chief Financial Officer. Ms. Wolf previously served as our interim Chief Financial Officer since October 2024 and has been supporting Tivic as a consultant since 2022. In July 2025, Blake Gurfein stepped down as our Chief Scientific Officer and transitioned to a consulting role. We also continued to build and invest in developing our intellectual property portfolio.

We have continued to intentionally maintain a small core team at this stage of the Company, including managing our headcount to reduce operating expenses; however, as we progress in the clinical development of our product candidates, we expect that we will increase our headcount to address our needs. We have relied, and continue to rely, heavily on third-party service providers, including consultants, marketing agencies, contract manufacturing organizations, software-as-a-service platforms, clinical research organizations, academic research partnerships, finance and accounting support, quality and regulatory support and legal support to carry out our operations. As we integrate new services associated with the ramp-up in biologic development and commercialization, we may experience unexpected delays and incur additional expenses.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(unaudited)			(unaudited)
Revenue	$146	$126	$20	$302	$600	$(298)
Cost of sales	291	82	209	343	359	(16)
Gross profit (loss)	(145)	44	(189)	(41)	241	(282)
Operating expenses:
Research and development	858	422	436	1,848	980	868
Sales and marketing	415	234	181	1,020	946	74
General and administrative	1,065	819	246	3,014	2,493	521
Total operating expenses	2,338	1,475	863	5,882	4,419	1,463
Loss from operations	(2,483)	(1,431)	(1,052)	(5,923)	(4,178)	(1,745)
Other income (expense):
Interest income	4	—	4	11	—	11
Loss on disposal of property and equipment	(117)	—	(117)	(117)	—	(117)
Total other income (expense)	(113)	—	(113)	(106)	—	(106)
Net loss	$(2,596)	$(1,431)	$(1,165)	$(6,029)	$(4,178)	$(1,851)

Revenue

Revenue is currently generated solely by the sale of our ClearUP and ancillary products, including accessories and accelerated shipping charges, and is net of return reserves. We currently sell ClearUP directly to consumers online through our own website and to resellers such as McKesson-affiliate Simply Medical and Cardinal Health. Through our direct and reseller relationships, ClearUP has been available through Amazon, McKesson, Optum Store, Walmart, Target, Best Buy, Cardinal Health and FSA/HSA Store. We are in the process of winding down the consumer business and will no longer be selling ClearUP directly to consumers in 2026.  Resellers who continue to hold inventory may continue to sell our product until their inventory is exhausted and we may fulfill orders by resellers until inventory is depleted.

For the three months ended September 30, 2025, revenue increased overall by $20 thousand, or 16%, compared to the same period in 2024, primarily due to a 40% increase in the number of units sold offset by lower average selling prices as we reduced prices in order to increase unit sales and move through our existing inventory. Additionally, we reduced advertising spend in order to focus our capital resources into accelerating our TLR5 program.

For the nine months ended September 30, 2025, revenue decreased overall by $298 thousand, or 50%, compared to the same period in 2024, primarily due to a 45% decrease in the number of units sold associated with a 35% decrease in advertising spend as we focused our capital resources into securing the License Agreement with Statera and accelerating our TLR5 program.

We expect revenues to decrease significantly as we plan to exit the consumer business by the end of the year. We are no longer spending the significant advertising and marketing costs required to support sales of ClearUP. Our near-term focus is to advance the development of our biopharmaceutical product candidates and to ultimately obtain regulatory approval of our product candidates and generate revenue through the sale thereof.

Cost of Sales

Cost of sales consists primarily of the materials and services to manufacture our products, the internal personnel costs to oversee manufacturing and supply chain functions, and the shipment of goods to customers. Cost of sales is expected to vary on an absolute basis as sales volume increases or decreases. Cost of sales also includes inventory adjustments and reserves which may be necessary due to excess or obsolete inventory. Cost of sales is expected to decrease as we wind down and exit the consumer business.

For the three months ended September 30, 2025, cost of sales increased by $209 thousand, or 255%, compared to the same period in 2024. The increase was primarily due to the $230 thousand inventory reserve for excess and obsolete inventory. In 2024 we recorded $21 thousand of disposal costs when we moved to a new logistics provider.

For the nine months ended September 30, 2025, cost of sales decreased by $16 thousand, or 4%, compared to the same period in 2024. The decrease was due to a 45% decrease in unit sales and a $64 thousand reduction in product support and fulfillment costs, offset by $230 thousand of inventory reserves for excess and obsolete inventory.

Gross Margin

Gross margin has been affected by a variety of factors, including sales volumes, product and channel mix, pricing strategies, costs of finished goods, and product return rates, and new manufacturing partners and suppliers.

During the three months ended September 30, 2025, our gross margin, without the $230 thousand of inventory reserves recorded, was 42%, compared to 35% for the same period in 2024. During the nine months ended September 30, 2025, our gross margin, without the $230 thousand of inventory reserves recorded, was 37% compared to 40% for the same period in 2024.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred to conduct research, including the discovery, development and validation of product candidates. Research and development expenses include personnel costs, including stock-based compensation expense, third-party contractor services, including cell line verification of Entolimod, development and testing of drug product, drug substance, and prototype devices, and maintenance of limited in-house research facilities. We expense research and development costs as they are incurred. We expect research and development expenses to increase as product candidates are advanced towards commercialization and with the discovery and validation of new product candidates.

For the three months ended September 30, 2025, research and development expenses increased by $436 thousand compared to the same period in 2024. For the nine months ended September 30, 2025, research and development expenses increased by $868 thousand compared to the same period in 2024. The increases for both periods were primarily due to the addition of our biopharma program that was formed when we acquired the exclusive worldwide license to the patented TLR5 agonist, Entolimod, from Statera. The increased costs are comprised primarily of employment related expenses, consulting expenses and manufacturing and validation services.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, consulting expenses and expenses for advertising and other marketing services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Commencing in the second quarter of 2025, sales and marketing expenses include the costs associated with business development and government relations efforts related to Entolimod, in addition to advertising and other marketing costs related to our ClearUP product. We expect sales and marketing expenses to vary as we have eliminated sales and marketing costs related to our ClearUP product and have expanded our business development efforts related to Entolimod.

Sales and marketing expenses increased to $415 thousand for the three months ended September 30, 2025, compared to $234 thousand for the three months ended September 30, 2024. The increase was primarily related to the addition of business development headcount and consultants related to Entolimod as well as a modest increase in advertising expenses as we pushed to reduce inventory prior to our exit of the consumer business before year-end.

Sales and marketing expenses increased to $1.0 million for the nine months ended September 30, 2025, compared to $0.9 million for the nine months ended September 30, 2024. The increase was due primarily to the addition of business development headcount and consultants related to Entolimod.  The increase was offset by a $193 thousand reduction in advertising and other marketing costs related to ClearUP. The decrease in advertising and other marketing costs was driven by our decision to focus our capital resources into advancing our TLR5 program.

General and Administrative Expenses

General and administrative expenses include D&O insurance, personnel costs, expenses for outside professional services and other expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Outside professional services consist of legal, finance, accounting and audit services, and other consulting fees. We expect general and administrative expenses to increase moderately as we implement compliance programs related to potential government customers.

For the three months ended September 30, 2025, general and administrative expenses increased by $246 thousand compared to the same period in 2024. The overall increase was the result of increases in employee related costs of $60 thousand, increased investor relations expenses of $128 thousand, which included $93 thousand of non-cash expenses for warrants issued for services, and increased legal fees of $90 thousand.

For the nine months ended September 30, 2025, general and administrative expenses increased by $521 thousand compared to the same period in 2024. The overall increase was the result of increases in employee related costs of $179 thousand, including stock-based compensation increases of $134 thousand, increased legal and professional fees of $228 thousand, and increased corporate expenses of $304 thousand which included increased investor relations expenses of $159 thousand, of which $93 thousand was non-cash expenses for warrants issued for services, and $109 thousand of expenses related to the Nasdaq hearing and additional shareholder meeting held in 2025. The increases were offset by a decrease of $145 thousand in lease expenses due to the change in our headquarters in the second quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States, investments in product candidates deriving from our work in vagus nerve stimulation, entry into biologic therapeutics with our TLR5 program, and evaluation and conducting diligence on inorganic growth opportunities. Our focus has substantively shifted from growing the ClearUP business to advancing our biologic and bioelectronic pipeline towards commercial outcomes as we wind down the ClearUP business by the end of the year. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of September 30, 2025, we had cash and cash equivalents of $3.5 million, working capital of $3.1 million and an accumulated deficit of $49.6 million.

We have financed our operations to date primarily through the sale of our securities and, prior to our IPO, convertible notes payable, the full balance of which converted into shares of our common stock in connection with our IPO.

On September 13, 2024, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, up to $10 million in shares of our common stock, subject to our then current “baby shelf” limitation under General Instruction I.B.6. of Form S-3. As of June 30, 2025, we had sold an aggregate of 3,456,435 shares of common stock pursuant to the Distribution Agreement, for gross proceeds of $3.0 million. We paid Maxim $90 thousand in commissions in connection with such sales. Net proceeds after deducting all offering costs were $2.8 million. No shares were sold pursuant to the Equity Distribution Agreement in the quarter ended September 30, 2025.

On March 18, 2025, we entered into the Mast Hill Purchase Agreement with Mast Hill, pursuant to which we will have the right, but not the obligation, to sell to Mast Hill up to $25 million in shares of our common stock from time to time over a two-year period, subject to certain conditions precedent and other limitations (including without limitation beneficial ownership limitations). As a condition to our ability to effect sales under the Mast Hill Purchase Agreement, the shares must be registered for resale by Mast Hill pursuant to an effective registration statement. As of September 30, 2025, we had sold an aggregate of 235,792 shares of our common stock to Mast Hill pursuant to the Mast Hill Purchase Agreement for gross proceeds of $783 thousand and net proceeds of $741 thousand after deducting placement agent fees and offering costs.

On April 29, 2025, we entered into the Preferred Purchase Agreement with the Investor, pursuant to which, subject to the conditions set forth therein, we shall sell to the Investor, and the Investor shall purchase from us, up to 8,400 shares of Series B Preferred Stock and Investor Warrants for a total purchase price of up to $8.4 million in six separate Tranche Closings. The Investor's obligation to purchase shares of Series B Preferred Stock and Warrants and to complete a Tranche Closing is subject to satisfaction of certain conditions precedent and other limitations. On June 25, 2025, we closed the initial Tranche of funding, which included the sale and issuance to the Investor of 700 shares of Series B Preferred Stock and Investor Warrants to purchase 61,287 shares of our common stock at an initial exercise price of $3.85 per share. Gross proceeds were $700 thousand and net proceeds were $585 thousand, after deducting placement agent fees and offering expenses. On July 31, 2025, we closed the second Tranche of funding, which included the sale and issuance to the Investor of 700 shares of Series B Preferred Stock and Investor Warrants to purchase 64,065 shares of our common stock at an initial exercise price of $3.97 per share. Gross proceeds were $700 thousand and net proceeds were $635 thousand, after deducting placement agent fees and offering expenses. On August 21, 2025, we closed the third Tranche of funding, which included the sale and issuance to the Investor of 1,750 shares of Series B Preferred Stock and Investor Warrants to purchase 188,842 shares of our common stock at an initial exercise price of $3.372 per share. Gross proceeds were $1.75 million and net proceeds were $1.6 million, after deducting placement agent fees and offering expenses. On September 26, 2025, we closed the fourth Tranche of funding, which included the sale and issuance to the Investor of 1,750 shares of Series B Preferred Stock and Warrants to purchase 195,793 shares of our common stock at an initial exercise price of $3.04 per share. Gross proceeds were $1.75 million and net proceeds were $1.6 million, after deducting placement agent fees and offering expenses. Due to certain repricing protections in the Investor Warrants, the exercise price of the Investor Warrants issued in the initial, second and third tranche closings were adjusted down each time such warrants were subsequently issued to the investor at a lower price. Therefore, as of September 26, 2025, with the closing of the fourth Tranche, all warrants issued in connection with the Preferred Purchase Agreement had an exercise price of $3.04 per share.

Although we continuously monitor operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop our current product candidates and  new product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and, in the future, Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the nine months ended September 30, 2025, included elsewhere in this Quarterly Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, our entry into biologic therapeutics through our License Agreement with Statera, evaluating and conducting diligence on potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to manage our operating expenses, we expect that our operating expenses may increase as we advance product candidates, as well as, over time, discover, acquire, validate or develop additional product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We may increase our research and development investments in clinical studies to advance additional indications for our licensed TLR5 agonists, Entolimod and Entolasta, during the remainder of 2025 and 2026. We also plan to increase investments in manufacturing and regulatory processes for these product candidates as we prepare to seek a Biologics License, via a BLA, from the FDA.

Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, the regulatory approval process, as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. We expect to reduce our costs for advertising and marketing of ClearUP as we wind down our consumer health business and shift our capital resources to the advancement of our TLR5 agonist programs. As a result, we expect revenue to decline and eventually cease altogether until such time, if ever, that we obtain regulatory approval and are able to commercialize and derive revenue from the sale of our product candidates. Although we have explored alternative monetization strategies for ClearUP, our efforts have been unsuccessful and we have determined to move forward with the wind down of our consumer health business.

Manufacturing of biologics is inherently unpredictable, and costs and timelines associated with development of the manufacturing processes may vary materially from our expectations, particularly as we rely on collaboration with outside suppliers. Additionally, clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. We cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

As previously disclosed, we encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. The contract manufacturer that we engaged to manufacturer Entolimod has experienced financial stress in the wake of government actions earlier this year, which impacted several of its customers’ programs and negatively impacted its business and operating results. This has resulted in delays to our clinical development timeline, and may continue to result in further delays and/or additional costs in the event that they cease operations and/or if determine to engage an alternative contract manufacturer or manufacturers to replace them. We are continuing to monitor their situation and are considering our options. Foreseen or unforeseen supply chain shortages, including as a result of delays in the manufacturing of our product candidates, tariffs and/or trade wars, may continue to pose a material risk for the Company in the near term or future. Additionally, high levels of safety stock can (and did in Q4 2024) result in the Company holding significant reserves against future obsolescence. We continue to maintain significant amounts of inventory on hand relative to the ClearUP unit sales to-date in 2025. As discussed elsewhere in this Quarterly Report, we do not intend to manufacture additional products related to ClearUP and we plan to wind down the consumer business before the end of year. During the third quarter of 2025, we recorded inventory reserves of $230 thousand for excess and obsolete inventory, which brings our total inventory balance to our expected net realizable value. Additionally, in the third quarter of 2025, we disposed of certain property and equipment related to ClearUP and recorded a net loss on the disposal of $117 thousand.  We may incur additional costs related to the exit from the consumer business.

Our entry into biologic therapeutics requires us to develop relationships with new suppliers, which may adversely impact our ability to accurately forecast lead times and manufacturing costs for our TLR5 Program. We have recently experienced disruptions in our manufacturing program for Entolimod due to our contract manufacturer's financial dependencies on government-funded programs, which were significantly impacted by government actions earlier this year.

We intend to regularly evaluate alternative and secondary manufacturing partners and source suppliers in order to ensure that we are able to support the manufacturing of our product candidates, including the development of processes, analytical methods and validation testing for the manufacturing process itself. Global supply chain concerns (including tariffs, inflation, trade policies, material lead times and other economic factors) could result in an increase in the cost of materials needed for our product candidates. Additionally, in the event that we are unable to develop relationships with suppliers or source sufficient materials from suppliers to manufacture enough of our product candidates to satisfy demand, we may have to cease or slow down production, and our business operations and financial condition may be materially harmed, and we may need to alter our plan of operation.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $49.6 million through September 30, 2025. We expect to incur additional losses in the future as we expand both our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

Longer term, our ability to grow revenue will be dependent on our ability to successfully manufacture, secure regulatory approval for, and commercialize product candidates in our pipeline, including Entolimod, Entolasta and the product candidates stemming from our bioelectronic program.

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

The timing and amount of our operating expenditures will depend largely on:

●	our ability to raise additional capital if and when necessary and on terms favorable to the Company;

●	our progress in winding down the ClearUP business, including expected and unexpected costs that we have incurred or may incur related thereto;

●	the availability of materials for our product candidates, as well as our ability to source such materials at favorable prices;

●	the timing and progress of preclinical and clinical development activities;

●	the timing and progress of regulatory activities governing our product candidates;

●	the ability to sell our product candidates under an emergency use authorization or similar regulatory measure, domestically and internationally;

●

payment terms and timing of commercial contracts entered into for emergency use of our product candidates prior to regulatory approval to and through governments, military and other emergency channels;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the timing and amount of milestone payments we may receive or be required to pay under any current or future collaboration agreements;

●

whether we close potential future strategic opportunities, including without limitation pursuant to our exclusive option to license other indications for Entolimod pursuant to the A&R License Agreement with Statera or our buyout option pursuant thereto, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;

●	our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;

●	the costs involved in prosecuting and enforcing patent and other intellectual property claims;

●	the cost and timing of additional regulatory approvals beyond those currently held by us;

●

our efforts to enhance operational systems and hire additional personnel, including personnel to support finance, sales, marketing, operations and development of our product candidates and satisfy our obligations as a public company; and

●

our efforts to maintain compliance with material government (including environmental) regulations, domestically and internationally and to establish compliance with new requirements should we secure sales or contracts with government entities.

Until such time, if ever, as we can generate substantial revenue from product sales or licensing, we expect to fund our operations and capital funding needs through equity and/or debt financings. We may also consider entering into collaboration arrangements or selectively partnering with third parties for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, reprioritize investments, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Cash used in operating activities	$(4,712)	$(4,360)
Cash used in investing activities	(556)	—
Cash provided by financing activities	6,716	3,154
Net increase (decrease) in cash and cash equivalents	$1,448	$(1,206)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $4.7 million, which consisted primarily of a net loss of $6.0 million, decreased by non-cash charges of $857 thousand and a net increase of $460 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of $415 thousand of stock-based compensation, $230 thousand of inventory reserves for excess and obsolete ClearUP inventory, a $117 thousand loss recorded on the disposal of property and equipment related to ClearUP, and $93 thousand of warrants issued to consultants for services. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $366 thousand.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $556 thousand, which consisted primarily of $300 thousand of cash paid for the Statera License Agreement and transactions costs of $243 thousand. There were no investing activities for the nine months ended September 30, 2024.

Financing Activities

Our financing activities provided $6.7 million of cash during the nine months ended September 30, 2025. In February 2025, Series A Warrants to purchase 7,524 shares of common stock were exercised for proceeds of $109 thousand. In April 2025, we sold an aggregate of 172,700 shares of common stock pursuant to our Equity Distribution Agreement with Maxim for gross proceeds of $1.8 million and net proceeds of $1.6 million after deducting commissions and offering expenses. In 2025, we sold an aggregate of 235,792 shares of our common stock to Mast Hill pursuant to the equity line of credit for gross proceeds of $783 thousand and net proceeds of $741 thousand after deducting offering costs. In the nine months ended September 30, 2025, we sold and issued to the Investor a total of 4,900 shares of Series B Preferred Stock and Investor Warrants to purchase an aggregate of 509,987 shares of our common stock, for gross proceeds of $4.9 million and net proceeds of $4.3 million after deducting placement agent fees and offering costs.

For the nine months ended September 30, 2024, our financing activities provided $3.2 million of cash, which consisted primarily of proceeds from the sale of 4,710,000 shares of our common stock and Common Warrants to purchase an aggregate of 11,775,000 shares of common stock in May 2024, net of offering discounts and other costs.

Known Trends or Uncertainties

As discussed elsewhere in this Quarterly Report, the world has continued to be affected by the ongoing conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors, including evolving trade barriers and tariffs. The general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Uncertainty with respect to the federal budget and debt ceiling, including the recent prolonged shutdown of the U.S. federal government, has negatively impacted the capital markets and the industries that we operate in. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over recent years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including the potential of employee attrition, amongst other things.

We encountered disruptions in our supply of various materials and components in 2022 due to the well-documented shortages and constraints in the global supply chain. We experienced increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, and shortages of certain parts and supplies that were necessary components for our products. As a result, we have carried increased inventory balances since 2023 to ensure availability of necessary products and to secure pricing. The carried inventory resulted in material reserves in 2024 and 2025. More recently, the contract manufacturer that we engaged to manufacturer Entolimod has experienced financial stress, which has resulted in delays to our clinical development timeline, and may continue to result in further delays and/or additional costs in the event that they cease operations and/or if determine to engage an alternative contract manufacturer or manufacturers to replace them. We are continuing to monitor their situation and are considering our options.

As a result of the foregoing, it is possible that we may face a supply shortage with respect to Entolimod in the near term. We are in close communication with our contract manufacturer and certain of their stakeholders to establish stability and are also considering our options with respect to alternative contract manufacturers in an effort to mitigate the risk of delays in our clinical development timeline and any additional costs that we may incur in connection therewith.  As a matter of business, we evaluate alternative manufacturers and secondary source suppliers in order to ensure that we are able to source sufficient materials to manufacture our product candidates. Global supply chain shortages (especially when coupled with inflation, tariffs, and other economic factors) could result in an increase in the cost of the materials used in our product candidates. Additionally, if we are unable to develop relationships with suppliers or source sufficient materials needed to develop and manufacture our product candidates, we may experience delays in production and will seek to develop relationships with alternative suppliers. If we are unable to manufacture enough of our product candidates to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

Recently, the current administration has implemented, and continues to implement, significant budget cuts, eliminated grant programs and terminated a significant number of employees throughout many different sectors of the federal government. There is still significant uncertainty regarding the ultimate effects these actions may have on the industries in which we operate or our business. Disruptions at the FDA and other agencies may slow the time necessary for new devices and drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Disruptions in NIH funding and other programs supporting early stage companies may negatively impact business relationships and/or opportunities to source additional growth opportunities.

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

As a result of these global issues and other macroeconomic factors, including the recent prolonged shutdown of the U.S. federal government and the impact that it has had on the industry in which we operate, as well as recent changes to our business in connection with the A&R License Agreement with Statera, it has been difficult to accurately forecast our future revenues or financial results, especially given the geopolitical issues, recent change in administration, inflation, changes in the Federal Reserve interest rate and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

Lease costs recorded during the nine months ended September 30, 2024 were $84 thousand. There were no lease costs recorded for the nine months ended September 30, 2025 as the lease was terminated in 2024.

Statera A&R License Agreement

On February 11, 2025, we entered into the License Agreement with Statera, as amended and restated in June 2025 (the "A&R License Agreement"), pursuant to which we acquired (i) an exclusive worldwide license to the Licensed Molecules as it relates to the Initial Indication and (ii) the Exclusive Option to acquire the exclusive worldwide license to the Subsequent Indications and to the TLR5 agonist follow-on program of Statera known as Entolasta. Additionally, on March 28, 2025, we notified Statera of our election to exercise the Neutropenia Option. As partial consideration for the license, we made certain cash payments and issued certain shares of common stock and Series A Preferred Stock to Statera and Avenue.

Pursuant to the A&R License Agreement, we will be liable to Statera for certain royalty payments on net sales for the ARS indication as a single agent and the neutropenia indication, and, if we exercise the Exclusive Option with respect to other indications, net sales for all Subsequent Indications, within certain royalty period. Additionally, the A&R License Agreement obligates us to develop and commercialize the licensed products, at our own cost and expense, inclusive of licensed products with respect to any Subsequent Indications obtained upon exercise of an Exclusive Option. In the development and commercialization process, we are obligated to meet certain milestones, and must provide Statera and Avenue certain milestone payments, payable in either the form of cash or Company stock (at our sole discretion), upon accomplishing each milestone, as discussed in additional detail in Note 7 to the unaudited condensed financial statements filed with this Quarterly Report.

Scorpius Statement of Work

On May 9, 2025, we entered into a Statement of Work (the “Scorpius SOW”) with Scorpius BioManufacturing, Inc. (“Scorpius”), pursuant to which Scorpius agreed to serve as the primary U.S. manufacturer for our late-stage TLR5 agonist, Entolimod, for the treatment of ARS. Pursuant to the Scorpius SOW, Scorpius will provide the following services, among others: cell line verification, legacy process verification, GMP scale-up production, drug product fill and finish, analytical development and qualification, and upstream and downstream optimization of the process.

Pursuant to the Scorpius SOW, we have agreed to pay Scorpius service fees estimated to be approximately $2.4 million, with a total estimated investment by the Company of approximately $4.1 million, inclusive of additional pass-through costs and expenses, including for consumables and external services. The fees and costs will be payable on a milestone-based invoicing schedule tied to the completion of defined project stages and deliverables, as provided in the Scorpius SOW. Pass-through costs for raw materials, consumables, reagents, shipping, and subcontracted services will be managed by Scorpius on behalf of the Company at cost plus a 15% administrative fee. We are required to settle invoices within 30 days, with Scorpius reserving the right to impose monthly interest charges of 1% for undisputed amounts unpaid after 30 days. We will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Scorpius under the Scorpius SOW, other than on Scorpius’ net income taxes or franchise taxes. The Company estimates the duration of the Scorpius SOW to be approximately two years, with approximately $3.9 million of costs to be incurred in the next 12 months. As of September 30, 2025 we have paid Scorpius a total of $209 thousand in connection with the Scorpius SOW. Scorpius has experienced financial distress, in part due to cessation of government contracts, and has experienced and may reasonably be expected to continue to experience, delays in delivery of the contracted services.

Either party may terminate the Scorpius SOW for at any time for any reason by providing the other party with 60 days written notice of termination. In addition, either party shall be permitted to terminate the Scorpius SOW in the event that the other party breaches a material provision thereunder and fails to cure such breach within 30 days from the date of the written notice sent by the nonbreaching party detailing the specifics of such breach.  In the event of any termination, the Company shall pay (i) any open invoices and pay the greater of (a) all of its costs due for completed milestones per Table 4 of the Scorpius SOW; and (ii) the documented reasonable expense incurred or irrevocably obligated related to the Scorpius SOW and Scorpius to wind down activities, plus as liquidated damages and not as a penalty, an amount equal to the greater of a 50% of the cost of the Scorpius SOW not yet performed or (b) 75% of the prices of the services for the applicable manufacturing run(s) set to be performed within sixty (60) days of termination under the Scorpius SOW. Given the recent financial instability of Scorpius, we are currently considering our options, including the potential engagement of alternative contract manufacturers to perform the services to be provided by Scorpius pursuant to the Scorpius SOW.

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

The wind down of our ClearUP business may adversely impact our business, results of operations, financial performance, and reputation.

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, our board of directors approved the wind down of our ClearUP business, which we intend to substantially complete prior to the end of the year. In connection with the wind down of the ClearUP business, we incurred approximately $347 thousand in charges during the quarter ended September 30, 2025 and expect to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand through the end of the year. Additionally, as a result of our exit from the consumer health business, we expect to generate minimal to no revenue until such time that we are able to obtain regulatory approval of and commercialize our other product candidates.

The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above due to various factors, many of which are outside of our control. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the wind down of our commercial health business.

In addition, because of uncertainties with respect to our wind down plan (including those described above), we may not be able to realize the anticipated benefits of the wind down, or any benefits at all, or complete the wind down in the timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind down activities may exceed our estimates. If the time to complete the wind down takes longer than expected, if we effect the wind down on terms or in a manner less favorable to us than currently anticipated, or if the actual costs or other non-cash charges exceed our estimates, then our business, operational results, financial position, and cash flows could be adversely affected.

We rely on third parties to supply and manufacture our product candidates, which could cause supply shortages, and we currently expect to continue to rely on third parties to manufacture and supply our product candidates.

We rely on, and currently expect to continue to rely on, third-party providers for the supply and manufacturing of our product candidates, including materials for our licensed biopharmaceutical products. Lead times for materials and our product candidates may vary significantly, and some materials to manufacture our product candidates are provided by a limited number of sources.

We encountered disruptions in our supply of various materials and components during 2022 due to the well-documented shortages and constraints in the global supply chain. Additionally, we have recently experienced delays in our clinical development timeline as a result of the financial stress of Scorpius, the contract manufacturer that we engaged to manufacturer Entolimod. Although we are in close communication with Scorpius and certain of its stakeholders to establish stability and are also considering our options with respect to alternative contract manufacturers, there can be no guarantee that Scorpius will be able to continue to manufacture our product candidates or that we will be able to identify and retain an alternative manufacturer to provide the services in a timely fashion or at all. If we are unable to continue to use Scorpius as our contract manufacturer or engage an alternative manufacturer, the supply or manufacture of our product candidates could be stopped, delayed or made less profitable.

We are continuously evaluating alternative and secondary manufacturers and source suppliers in order to ensure that we are able to source sufficient materials to manufacture our product candidates. In the event that we are unable source sufficient materials from our current suppliers, unable to obtain sufficient amounts of our product candidates to conduct clinical trials or satisfy orders, or to develop relationships with additional suppliers or manufacturers, to satisfy demand, we may have to cease or slow down production of our product candidates. To the extent our current manufacturers or suppliers, or any manufacturers and suppliers that we engage in the future, are unable to meet our requirements in a timely and cost-effective manner, we may not be able to obtain an adequate supply of materials for our products or product candidates. Any shortage of materials caused by any disruption or unavailability of supply or an increase in the demand for our product candidates, could result delay the clinical trial and regulatory approval process, delay the development and launch of our product candidates, or increase our costs and decrease our revenue. Any such impacts or delays could adversely affect our sales, cash flows and financial condition and our business may be adversely affected. Our efforts to mitigate supply chain weaknesses may not be successful.

A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations.

Any disruption in the operations of the U.S. government, including as a result of the recent or future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025, the U.S. federal government shut down and remained shut down through November 12, 2025, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and stopped critical activities.  Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, no assurance can be provided as to if or when affected government employees or contractors will be reinstated and that government-funded programs will resume as normal. Furthermore, the recent federal government shutdown has resulted, and may continue for a prolonged period of time to result, in reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the Department of Health and Human Services, and the U.S. Patent and Trademark Office. As a result, the review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In particular, it may lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development program or pending applications.

Additionally, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the recent U.S. federal government shutdown, it would not review or declare registration statements effective, which resulted in the delays of the effectiveness of the registration statement on Form S-3 that we filed to register the securities issued to Helena and the designees of Craft in connection with the fourth Tranche Closing, which in turn has resulted in delays in the funding of the fifth and sixth Tranche Closings under the Preferred Purchase Agreement. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the current or future federal government shutdowns, or uncertainty regarding the continuity of government operations, could have a material adverse effect on our business, results of operations, and stock price.

Federal budget and debt-ceiling disputes may adversely affect capital markets and our financing activities.

Moreover, the uncertainty surrounding government funding debates and debt-ceiling negotiations can negatively affect market conditions, investor sentiment, and the liquidity of small-cap and microcap issuers such as ours. If market volatility or trading disruptions were to occur during the current or future government shutdowns, our ability to execute at-the-market offerings or other financing transactions under our effective shelf registration statement or through private equity offerings could be materially impaired.

Accordingly, any federal government shutdown or protracted budget impasse could materially and adversely affect our regulatory compliance, financing options and capabilities, and overall financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2025, except as set forth below, there were no unregistered sales of our securities that were not disclosed in a Current Report on Form 8-K.

In August 2025, the Company issued warrants to purchase an aggregate of 32,500 shares of common stock to two individuals in exchange for investor relations services provided.  The warrants are exercisable upon issuance, have an exercise price of $3.64 per share and expire on August 11, 2029.

The warrants and the shares of common stock issuable upon exercise thereof have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were issued to the respective recipients in transactions exempt from registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Accordingly, the securities constitute “restricted securities” within the meaning of Rule 144 under the Securities Act.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the nine months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

4.1	Form of Warrant (Helena Global Investment Opportunities 1 Ltd.).	8-K	5/2/2025

4.2	Form of Placement Agent Warrant (Craft Capital Management LLC).	S-1/A	7/25/2025

10.1	Securities Purchase Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.2	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.3†	Statement of Work, by and between Tivic Health Systems, Inc. and Scorpius BioManufacturing, Inc., dated May 9, 2025.	10-Q	5/15/2025

10.4†	Amended and Restated Exclusive License Agreement, effective as of June 18, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K/A	6/25/2025

10.5#	First Amendment to Tivic Health Systems, Inc. Amended and Restated 2021 Equity Incentive Plan, dated June 30, 2025.	8-K	7/7/2025

10.6#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Lisa Wolf, effective July 7, 2025.	8-K	7/7/2025

10.7#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Jennifer Ernst, dated October 8, 2025.	8-K	10/15/2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

SIGNATURE

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on November 14, 2025.

Date: November 14, 2025	By:	/s/ Jennifer Ernst
Jennifer Ernst
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Lisa Wolf
Lisa Wolf
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)