Form 10-K
period 2025-12-31
Tivic Health Systems, Inc.
filed 2026-03-30
CIK 1787740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41052

Tivic Health Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-4016391 (I.R.S. Employer Identification No.)

1305 E. Houston Street, Building 1, Suite 311 San Antonio, TX 78205 (Address of principal executive offices including zip code)	(888) 276-6888 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	TIVC	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date, was approximately $4.0 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 17, 2026, there were 2,877,926 shares of the registrant’s common stock outstanding.

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

These risks and uncertainties and other factors include but are not limited to those set forth under “Risk Factors” of this Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report or in the documents and/or information that we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Report.

This Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;

●	our anticipated needs for working capital, and our ability to secure additional financing on favorable terms, if at all;

●	the availability of source materials, manufacturing components and other supplies necessary for our products and services as well as our ability to source them at favorable prices;

●	the demand for our products and services;

●	our sales, marketing, licensing and distribution prospects;

●	our financial performance;

●	the level of expenses related to our product development and operations and to our contract development and manufacturing operations;

●

our efforts to expand our products and our business, including, specifically, related to the exclusive license rights to Toll-like Receptor 5 Agonists acquired from Statera Biopharma, Inc. and the acquired assets from Scorpius Holdings, Inc.;

●	the implementation of our business model and strategic plans for our business and technology;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	our expectations regarding the effects of a potential recession, market volatility and macroeconomic factors on our business, our suppliers and our customers;

●	developments and projections relating to our competitors and our industries;

●	the timing, likelihood and potential terms of government procurement of Entolimod for the Strategic National Stockpile (SNS) or other biodefense program;

●	intellectual property licensed from third parties;

●	our ability to successfully operate, grow and integrate Velocity Bioworks as a contract development and manufacturing organization (CDMO); and

●	our ability to attract and retain CDMO customers and the success of our customers' product development programs.

In addition, statements that “we believe,” "expect to," "anticipate" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

PART I

Item 1 – Business

As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” “Tivic,” and “Tivic Health” refer to Tivic Health Systems, Inc, collectively with its subsidiary, on a consolidated basis.

Business Overview

Tivic™ Health Systems, Inc. is a late-stage biopharmaceutical company whose lead program is Entolimod™. Entolimod is a recombinant TLR5 agonist with an extensive preclinical and clinical data package supporting development as a medical countermeasure (MCM) for Acute Radiation Syndrome (ARS) and it subsyndromes, as well as for adjunct therapy for oncology indications, such as neutropenia.

During fiscal year 2025, Tivic executed a deliberate and material strategic transformation: pivoting from a diversified bioelectronic medical device company to a focused biopharmaceutical company built around the TLR5 agonist franchise. In addition to securing worldwide exclusive license rights and options to Entolimod and its second-generation compound, Entolasta, in February 2025, Tivic established Velocity Bioworks™ in December 2025 as subsidiary contract development and manufacturing organization (CDMO) that is expected to support both Tivic and select third-party customers. At the same time, Tivic exited the consumer healthtech business and suspended its prescription bioelectronic product development efforts in order to focus resources fully on Entolimod development.

The Company is now focused on (1) advancing Entolimod and its next generation compound Entolasta™ through regulatory approval for acute radiation syndrome and into government procurement and (2) expanding Entolimod’s designations into oncology-related conditions, including neutropenia, thrombocytopenia and general and specific mucositis.

Tivic’s common stock trades on The Nasdaq Capital Market under the symbol "TIVC." The Company has its headquarters in San Antonio, TX, maintains a purpose-built, Current Good Manufacturing Practice (CGMP)-compatible biomanufacturing facility in San Antonio, Texas through its subsidiary, Velocity Bioworks, and operates on a hybrid remote and on-site model.

Key milestones of the company transformation and strategic refocusing include:

●

February 2025: Tivic acquired worldwide exclusive license rights to the Toll-like Receptor f (TLR5) agonist, Entolimod, for acute radiation syndrome from Statera Biopharma, Inc. (OTC: STAB), including the complete regulatory, clinical, and non-clinical data package accumulated over 15+ years of development by Cleveland BioLabs and its successors. Entolimod has been approved for Orphan and Fast Track Designation. The licensing agreement included rights to expand into additional indications and/or buy out the portfolio completely.

●

Q1 2025: Tivic began building its Biopharma leadership with the hiring of industry veteran, Michael K. Handley, to lead the business unit as President of Biopharma and serve as the company’s Chief Operating Officer. Handley brings 27 years of biopharmaceutical commercialization experience to Tivic, including prior experience leading or supporting the launch of 17 pharmaceutical products.  Mr. Handley was subsequently named Chief Executive Officer of Tivic in March 2026.

●	Q2 2025: Tivic expanded its license agreement with Statera to include neutropenia rights and rights to Entolimod's second generation molecule, Entolasta.

●	Q2 2025: Tivic secured first meetings with White House officials and government agencies.

●

Q3 2025: Verification of the Entolimod cell line at the Scorpius Biomanufacturing site, from which assets were later acquired to form Velocity Bioworks. This represented a critical prerequisite for CGMP manufacturing steps required for BLA submission.

●

December 2025: Acquisition of the manufacturing and development assets of Scorpius Biomanufacturing, establishing Velocity Bioworks as a wholly owned CDMO subsidiary. This acquisition was supported by a financing package led by 3i, LP comprising $16 million in debt and up to $75 million in preferred convertible equity.

●

December 2025: The Company ceased sales of its ClearUP sinus device and related operations as of year-end 2025. The company also stopped development of its non-invasive cervical vagus nerve stimulation platform, concentrating all resources on the TLR5 platform and Velocity Bioworks. Assets of discontinued products and programs remain the property of Tivic.

●	January 2026: Velocity Bioworks demonstrated a 200-fold (200x) manufacturing scale-up for Entolimod at 50-liter fermentation volume, meeting all drug release specifications for purity and potency.

●

January–March 2026:  Active engagement with BARDA, DoW/DTRA, FDA, NIH, and NIAID via TechWatch process; a follow-up meeting took place on March 10, 2026, to advance discussions on federal funding of future testing and potential path to a Strategic National Stockpile purchase.

Clinical Pipeline

Pipeline Summary

Program / Compound	Indication	Stage	FDA Designations
Entolimod™ (TLR5 agonist)	Acute Radiation Syndrome (ARS): hematopoietic & GI	Pre-BLA under FDA Animal Rule	Fast Track; Orphan Drug
Entolimod™	Radiation-Induced Neutropenia (oncology & ARS)	IND / Phase 2 Preparation	—
Entolimod™	Thrombocytopenia (radiation & chemotherapy-induced)	IND / Phase 2 Preparation	—
Entolimod™	Radiation Mucositis (head & neck cancer radiotherapy)	IND / Phase 2 Preparation	—
Entolasta™ (next-gen TLR5 agonist)	Immunosenescence / Chronic Radiation Exposure	Preclinical	—

Entolimod™: Scientific Foundation and Mechanism of Action

Entolimod is a recombinant protein engineered deletion variant of bacterial flagellin, specifically designed as a selective agonist of Toll-like Receptor 5 (TLR5), a key receptor in the body’s innate immune system. When administered, Entolimod binds to TLR5 receptors on immune cells, triggering a rapid activation of the NF-κB signaling pathway. Activation of the NF-κB signaling pathway initiates a cascade of immune and protective responses, including the secretion of cytokines, chemokines, and growth factors, enhancing the body’s natural ability to resist and repair tissue damage.

Entolimod (formerly designated CBLB502) is a recombinant protein of 329 amino acids (approximately 35 kDa) derived from the Salmonella typhimurium flagellin protein FliC.[1,2] The molecule was engineered by deleting the hypervariable, immunogenic middle domain of the native flagellin polypeptide while retaining the N- and C-terminal TLR5-activating domains, connected by a flexible linker sequence [1,2]. This engineering approach preserved full TLR5 agonism while reducing immunogenicity relative to wild type flagellin. Entolimod is produced via plasmid expression in Escherichia coli.[1] The drug is formulated as a sterile, clear liquid for intramuscular (IM) or subcutaneous (SC) injection, supplied in single-use vials. Clinical-grade material has been produced and used in multiple human studies.

As announced on February 12, 2025, Tivic has acquired worldwide exclusive license rights from Statera Biopharma, Inc. (“Statera”) to the late-stage TLR5 agonist Entolimod for the treatment of acute radiation syndrome (“ARS”). In addition, we acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and second-generation product candidate, Entolasta.

Entolimod has been the subject of more than forty animal and human trials and $140 million of prior investment, including $35.6 million from the Department of Defense, Defense Threats Reduction Agency (DTRA), NASA, NIH and the Department of Army. The FDA has granted Fast Track and Orphan Drug designation to Entolimod for the prevention and treatment of ARS and to mitigate the likelihood of death following a potential lethal dose of total body ionization during or after a radiation disaster.

Entolimod binding to the TLR5 receptor specifically activates downstream NF-κB-dependent pathways, triggering a coordinated multi-modal protective and regenerative response:

●

Molecular level: NF-κB activation induces upregulation of superoxide dismutase 2 (SOD2), a powerful endogenous antioxidant enzyme that neutralizes reactive oxygen species (ROS), the primary initiators of radiation-induced macromolecular damage. This represents a first line of defense against radiation toxicity.

●

Cellular anti-apoptosis: Entolimod activates NF-κB-dependent anti-apoptotic programs via the PI3K/AKT/NRF2 signaling axis, reducing apoptosis in radiosensitive hematopoietic (HP) progenitors, intestinal crypt cells, and other rapidly dividing cell populations.

●

Cytokine induction: Entolimod rapidly and potently induces G-CSF and IL-6, the two primary hematopoietic growth factors that drive granulopoiesis and thrombopoiesis, respectively. G-CSF peaks at approximately 4 hours and IL-6 peaks at approximately 2 hours after drug administration in both NHP and humans. Secondary cytokines induced include IL-10 (anti-inflammatory) and IL-22 (GI mucosal protection).

●

Neutrophil mobilization: Entolimod-induced G-CSF drives rapid mobilization of neutrophils from bone marrow. These mobilized neutrophils, acting through the TLR5-neutrophil-MMP-9 axis, release Matrix Metalloproteinase-9 (MMP-9), which stimulates recovery of hematopoietic pluripotent precursors in the bone marrow, a key post-exposure radiomitigative mechanism distinct from the anti-apoptotic radioprotective mechanism.

●

GI mucosal protection: Direct TLR5 activation in intestinal crypt cells and endothelial cells reduces radiation-induced crypt apoptosis, preserves mucosal integrity, and reduces bacterial translocation, aseptic inflammation, and hemorrhage.

●

Immune activation and antitumor effects: Entolimod mobilizes innate immune cells (neutrophils, macrophages, NK cells) to solid tissues and subsequently activates adaptive immunity (dendritic cells and T-cells). In tumor models, entolimod demonstrates significant antitumor activity including inhibition of liver metastases and direct growth suppression in TLR5+ tumor xenografts.

A critical safety feature of the Entolimod cytokine profile is the selective induction of hematopoietic and anti-inflammatory cytokines, with absent or minimal induction of TNF-α, IL-1α, IL-1β, IL-2, IL-4, IL-12, GM-CSF, and IFN, the cytokines primarily implicated in cytokine storm. This distinguishes Entolimod from compounds that broadly and indiscriminately stimulate the immune system and contribute to its favorable safety profile at therapeutic doses.

Market Opportunity: Oncology

Treatment-induced Neutropenia

Neutropenia, defined as an absolute neutrophil count (ANC) below 1,500/µL, is the most common and clinically consequential dose-limiting toxicity across both cytotoxic chemotherapy and high-dose radiotherapy. Febrile neutropenia (FN) occurs when ANC falls below 500/µL in the presence of fever (≥38.3°C once, or ≥38.0°C sustained).

Neutrophils are the body's primary defense against bacterial and fungal infection. When chemotherapy or radiation destroys bone marrow, neutrophil production collapses. With too few neutrophils circulating, the body cannot contain bacteria that would normally be harmless, including bacteria that naturally reside in the gut. When the GI mucosal barrier is simultaneously damaged by treatment (as it commonly is with chemotherapy), those gut bacteria can translocate into the bloodstream, triggering systemic infection. Fever is the body's alarm signal that this process is underway.

Chemotherapy-induced Neutropenia (CIN) affects 30–50% of standard-dose and up to 80% of high-dose regimen patients. Grade 3–4 neutropenia (ANC <500/μL) predisposes patients to life-threatening infections, hospitalization, dose reductions, treatment delays, and treatment discontinuation, all of which compromise cancer outcomes.  Radiation-induced neutropenia most commonly arises via two distinct oncology pathways: large-field pelvic/thoracic radiation therapy irradiating active marrow (compounded by concurrent chemoradiotherapy) and total body irradiation conditioning prior to hematopoietic stem cell transplants. Entolimod’s nine ARS NHP studies constitute a rigorous nonclinical dataset for radiation-induced neutropenia, the same phenotype for which filgrastim and pegfilgrastim received Animal Rule ARS approvals in 2015.

Febrile neutropenia is the most dangerous form of neutropenia for those undergoing cancer treatment. FN carries a 5–10% case-fatality rate in solid tumors and up to 11% with bacteremia in hematologic malignancies. It drives ~60,000–80,000 U.S. hospitalizations annually at $20,000–$30,000 each, an economic burden exceeding $3 billion.

In addition, neutropenia-related dose reductions, delays, and treatment discontinuations directly compromise cancer outcomes. A landmark analysis in diffuse large B-cell lymphoma demonstrated that chemotherapy dose reductions of ≥15% due to neutropenia were associated with statistically significant decreases in overall survival. In breast cancer, delivered dose intensity in anthracycline-containing regimens directly correlates with disease-free survival.

Neutropenia management has been shown to be a determinant of cancer treatment outcomes.  As a result, the global G-CSF market was valued at ~$8.3B in 2022–23 (~$4.5B U.S.).

However, no available treatment addresses febrile neutropenia's complete pathophysiology (depleted neutrophils plus a breached mucosal barrier). G-CSF drugs restore neutrophil counts but do not protect the mucosal barrier, leaving the translocation pathway open. Entolimod addresses both components simultaneously, stimulating multi-lineage hematopoietic recovery through TLR5-mediated G-CSF and IL-6 induction, while concurrently activating NF-κB-dependent anti-apoptotic pathways in GI mucosal crypt cells to preserve barrier integrity.

Agent	Mechanism	Lineages Addressed	GI / Mucosal Protection	Key Limitation
Filgrastim (Neupogen®)	rhG-CSF agonist	Neutrophil only	None	FDA-approved CIN + ARS (Animal Rule, 2015); multi-dose; no platelet/RBC effect; no GI protection; -5% survival vs vehicle without supportive care in LD65/60 NHP
Pegfilgrastim (Neulasta® + biosimilars)	PEGylated rhG-CSF	Neutrophil only	None	FDA-approved CIN + ARS (Animal Rule, 2015); single-dose; no multi-lineage benefit; requires supportive care for ARS survival benefit; biosimilar erosion ongoing
Sargramostim (Leukine®)	rhGM-CSF agonist	Neutrophil + monocyte	None	Limited uptake vs G-CSF; not guideline-preferred for CIN; no platelet effect
Entolimod (investigational)	TLR5 agonist → G-CSF + IL-6 + NF-κB	Neutrophil + Platelet + Erythrocyte + GI mucosa	Yes — direct TLR5-mediated crypt cell protection	Investigational; IND 112257 open; OR 7.9 vs vehicle without supportive care in pivotal NHP study; Phase 2 design in preparation

Entolimod activates the TLR5 pathway upstream of G-CSF and provides differentiated activity through:

●

Multi-lineage hematopoietic recovery: In nine NHP ARS studies, Entolimod doses ≥10 μg/kg significantly reduced both neutropenia severity/duration AND thrombocytopenia and anemia — multi-lineage benefits absent with single-lineage G-CSF agents.

●

Concurrent GI mucosal protection: Entolimod simultaneously protects intestinal epithelium, addressing the GI toxicity that frequently co-occurs with myelosuppression in high-intensity chemotherapy.  GI mucosal damage can make patients experiencing neutropenia even more susceptible to infection.

●

Oncological compatibility: In tumor model studies, Entolimod does not protect tumor cells from cytotoxic therapy. TLR5 is absent in most cancer cell lines (tumor cells lack functional TLR5 expression), and Entolimod has demonstrated additive antitumor immune effects in multiple models. It does not protect CT26 colorectal tumor cells, A549 shTLR5 lung cancer cells, or other TLR5-negative tumor lines.

●

5-FU synergy: In mice receiving highly toxic 5-Fluorouracil doses, Entolimod increased 30-day survival from 10% to 70% (p=0.0079). Tumor protection was TLR5-specific: absent in TLR5-knockout mice, absent in TLR5-negative tumor cells.

Entolimod's recovery mechanism operates independently of the cause of bone marrow failure. The TLR5 → NF-κB → G-CSF induction → neutrophil mobilization → MMP-9 → HP stem cell recovery cascade is triggered by TLR5 activation whether marrow progenitors were destroyed by ionizing radiation, alkylating agents, antimetabolites, or any other cytotoxic mechanism.

Nine NHP ARS studies, culminating in the pivotal GLP Study Rs-23, constitute an extensive dataset in support of and with direct relevance to Entolimod's opportunity in radiation-induced neutropenia. In Rs-23, 160 rhesus macaques irradiated at 7.2 Gy TBI (LD70/60) and treated with a single Entolimod injection 25 hours post-radiation showed:

●	75% survival vs. 27.5% on placebo (p<0.0001) without supportive care

●	Statistically significant reduction in days with severe neutropenia

●	Simultaneous improvement in platelet counts

●	Restoration of progenitor hematopoietic stem cells, the cells that become white b

By direct comparison: filgrastim administered without supportive care in LD65/60 irradiated NHP showed -5% change in survival vs vehicle. Pegfilgrastim showed benefit only with intensive supportive care. The gap between approved agents and Entolimod in the radiation-induced neutropenia NHP model derives directly from Entolimod's ability to engage the full multi-lineage marrow recovery cascade.  Supportive studies with TBI doses 5.2–7.25 Gy consistently replicated neutropenia and thrombocytopenia reduction across dose levels, with histopathological confirmation of bone marrow restoration and less GI hemorrhage in all Entolimod-treated groups. Human studies in 150 subjects confirmed a rise in absolute neutrophil count of 3–5-fold peaking at 8–24 hours, profiles nearly identical to NHP.

No single FDA-approved agent restores multi-lineage hematopoiesis (neutrophil + platelet + RBC), much less concurrently protects GI mucosal integrity.

Agent	Mechanism	Lineages Addressed	GI / Mucosal Protection	Key Limitation
Filgrastim (Neupogen®)	rhG-CSF agonist	Neutrophil only	None	FDA-approved CIN + ARS (Animal Rule, 2015); multi-dose; no platelet/RBC effect; no GI protection; -5% survival vs vehicle without supportive care in LD65/60 NHP
Pegfilgrastim (Neulasta® + biosimilars)	PEGylated rhG-CSF	Neutrophil only	None	FDA-approved CIN + ARS (Animal Rule, 2015); single-dose; no multi-lineage benefit; requires supportive care for ARS survival benefit; biosimilar erosion ongoing
Sargramostim (Leukine®)	rhGM-CSF agonist	Neutrophil + monocyte	None	Limited uptake vs G-CSF; not guideline-preferred for CIN; no platelet effect
Entolimod (investigational)	TLR5 agonist → G-CSF + IL-6 + NF-κB	Neutrophil + Platelet + Erythrocyte + GI mucosa	Yes — direct TLR5-mediated crypt cell protection; confirmed in 5-FU model	Investigational; IND 112257 open; OR 7.9 vs vehicle without supportive care in pivotal NHP study; Phase 2 design in preparation

Treatment-induced Thrombocytopenia

Thrombocytopenia, defined as a platelet count below 150,000/µL, is a near-universal consequence of myelosuppressive cancer treatment and a major driver of treatment-limiting toxicity across oncology. Severe thrombocytopenia (platelet count <50,000/µL) substantially increases the risk of spontaneous and procedure-related hemorrhage. Grade 4 thrombocytopenia (<25,000/µL) is a medical emergency requiring platelet transfusion. Among patients receiving standard chemotherapy, Grade 3–4 thrombocytopenia occurs in approximately 20–40% of cycles depending on regimen intensity and rates approach 60–80% with high-dose conditioning regimens used prior to hematopoietic stem cell transplantation (HSCT).

Thrombocytopenia management currently relies on platelet transfusion, a resource-intensive intervention. The U.S. blood supply transfuses approximately 2.2 million platelet units annually in cancer patients, at a cost of $500–800 per unit plus administration costs, representing a market impact of over $1.5 billion annually in the oncology setting alone.

Unlike neutropenia, where pharmacological management with G-CSF is well-established and guideline-recommended, thrombocytopenia has far fewer pharmacological options. The therapeutic landscape is characterized by reactive transfusion support rather than prevention or pharmacological recovery acceleration.

Agent	Setting	Limitations
Platelet transfusion	Reactive — active bleed or prophylactic at <10,000/µL	Supply-constrained; alloimmunization risk; no endogenous recovery stimulation
Romiplostim (Nplate®)	ITP + ARS thrombocytopenia (FDA Animal Rule, 2021)	Weekly SC multi-dose; single-lineage platelet only — no neutrophil benefit; validates Animal Rule pathway; no CIT data
Oprelvekin / IL-11 (Neumega®)	Approved for severe CIT prevention	Minimal adoption due to fluid retention, edema, CV AEs; displaced by transfusion in practice
Entolimod (investigational)	ARS (9 NHP studies); CIT (mechanistic inference; 5-FU model)	Single-dose; simultaneous neutrophil + platelet + RBC recovery in NHP; superior survival OR vs approved agents without supportive care; Animal Rule pathway validated by romiplostim 2021 approval

Across all published NHP studies, Entolimod demonstrated consistent and statistically significant effects on platelet recovery. At doses ≥10 μg/kg, Entolimod significantly reduced the duration and severity of thrombocytopenia. The mechanism involves both indirect effects (G-CSF and IL-6 stimulation of megakaryocyte progenitors) and direct promotion of the MEP (megakaryocyte/erythrocyte progenitor) lineage, which also drives red blood cell recovery. The combined effect on platelet and red blood cell recovery markedly diminished hemorrhagic anemia in treated animals. Entolimod’s single-dose activity on platelet recovery complements its neutrophil and GI effects, providing a comprehensive multi-lineage and multi-organ countermeasure profile unavailable from any single approved agent.

Radiation-Induced Mucositis in Head and Neck Cancer

Radiation-induced oral and GI mucositis is one of the most debilitating and dose-limiting complications of cancer radiotherapy. It affects up to 80–90% of head and neck cancer patients receiving radiotherapy, with Grade 3–4 severity in 30–60%, causing severe pain, dysphagia, weight loss, unplanned hospitalizations, treatment interruptions, and compromised tumor control. No FDA-approved pharmacological prevention exists for head and neck cancer patients. Palifermin (Kepivance®) is approved only for hematologic malignancy patients receiving TBI conditioning. Annual U.S. costs of mucositis-related complications exceed $2 billion.

Published preclinical data from key studies directly support Entolimod’s potential in radiation mucositis:

●

Burdelya et al. (Int J Radiat Oncol Biol Phys, 2012): In murine single-dose local irradiation, Entolimod administered prior to or after radiation significantly reduced oral mucositis severity and accelerated mucosal tissue recovery. Radiation-induced weight loss was also reduced.

●

Toshkov, Gleiberman, Mett et al. (Radiation Research, 2017): In a clinically relevant fractionated radiation model (5 × 6 Gy, total 30 Gy, approximating clinical head and neck radiotherapy regimens), Entolimod administered either 30 minutes before OR 1 hour after each fraction significantly reduced radiation damage and accelerated tissue restoration in tongue, lips, mouth mucosa, upper esophagus, and neck skin. Post-irradiation treatment (1 hour post-fraction) was more effective than pre-irradiation.

●

GI mucositis (Oncotarget, 2014): In the 5-FU murine model, Entolimod’s GI protective activity was demonstrated to be independent of its hematopoietic rescue (IL-6-independent pathway), supporting distinct and complementary mechanisms of GI protection.

●

Normal tissue selectivity confirmed: In all mucositis models, entolimod protection was strictly limited to normal tissues. Tumor cells remained fully sensitive to radiation and chemotherapy cytotoxicity, and antitumor immune responses were amplified rather than suppressed.

As noted earlier, mucositis carries a particularly severe penalty for cancer patients when paired with neutropenia.

Entolasta

In conjunction with Tivic's license agreement with Statera, the company received rights to Entolimod's second generation molecule, Entolasta. Entolasta is a pharmacologically optimized derivative of Entolimod developed to address a fundamental limitation of the parent compound, rapid neutralizing antibody formation. In human Phase 1 studies, Entolimod induced neutralizing antibodies in most patients within the second week of administration, reflecting immune memory against bacterial flagellin from prior environmental exposure. This tachyphylaxis-like immunogenic response effectively limits Entolimod to single-dose or very infrequent dosing regimens, which is well-suited to the ARS indication where a single post-exposure injection is the intended clinical use, but may be a significant constraint for oncology indications requiring repeated dosing across a multi-week treatment course.

Entolasta addresses this through structure-guided reengineering that eliminates key B-cell and T-cell epitopes responsible for the neutralizing antibody response while preserving full TLR5 agonist activity and NF-κB activation, resulting in substantially reduced immunogenicity and resistance to pre-existing flagellin-neutralizing antibodies. This deimmunized profile makes Entolasta potentially preferable to Entolimod in any indication requiring repeated administration, including multi-cycle chemotherapy supportive care, fractionated radiotherapy mucositis prevention, and chronic applications such as immunosenescence.

The company intends to begin advancing Entolasta through IND-enabling studies in 2026 and 2027.

Market Opportunity: Acute Radiation Syndrome

Acute Radiation Syndrome is a life-threatening systemic condition resulting from high-dose total body irradiation (TBI), as occurs in nuclear and radiological events. According to CoherntAI, "the global Acute Radiation Syndrome Market is estimated to be valued at USD 5.47 Bn in 2025 and is expected to reach USD 7.80 Bn by 2032, growing at a compound annual growth rate (CAGR) of 5.2% from 2025 to 2032."

The primary near-term commercial opportunities for Entolimod are U.S. government sponsored development activities leading to procurement for the Strategic National Stockpile (SNS) and purchases from allied countries. BARDA has historically funded the development and procurement of ARS countermeasures under Project BioShield and related programs. An approved Entolimod product would compete for SNS procurement against currently stockpiled G-CSF agents, with a potentially differentiated value proposition:

●	Single-dose convenience: A single IM injection 1–48 hours post-exposure, without required supportive care, is highly suited to mass-casualty MCM deployment logistics.

●	Dual HP/GI activity: No approved MCM addresses both hematopoietic and gastrointestinal ARS in a single agent.

●

Superior non-human primate (NHP) survival data: 47.5% absolute survival improvement without supportive care vs. no improvement for single-agent filgrastim without supportive care using a LD70 dose of ionizing radiation.

●	Long treatment window: Proven efficacy at 48 hours post-TBI enables administration in mass-casualty scenarios where medical care is delayed.

●	Domestic manufacturing: Velocity Bioworks, a Tivic subsidiary, provides a secure domestic supply chain.

ARS develops following whole-body exposure to ionizing radiation exceeding approximately 0.7 Gy. The severity and type of ARS is dose-dependent:

●

2–10 Gy TBI: Hematopoietic ARS (HP-ARS): bone marrow failure with neutropenia, thrombocytopenia, anemia, and combined infection and hemorrhage risk. HP-ARS is the predominant cause of morbidity and mortality in this dose range, with deaths generally occurring 2–4 weeks post-exposure.

●

6–15+ Gy TBI: Gastrointestinal ARS (GI-ARS): loss of intestinal mucosal integrity, bacterial translocation, sepsis, and GI hemorrhage superimposed on HP-ARS. Combined HP/GI-ARS substantially worsens prognosis.

●	>15 Gy TBI: Cerebrovascular syndrome: massive neuronal apoptosis, death within 2–5 days; no treatment is currently effective.

Following radiation exposure, the clinical course follows four phases: a prodromal phase of nausea, vomiting, and fatigue within hours of exposure; a latent phase during which the patient may appear well despite ongoing bone marrow and GI damage; manifest illness phase where neutropenia, thrombocytopenia, and anemia emerge; and either recovery or death. The latent phase represents the critical intervention window. Radiomitigating agents administered within 24 to 48 hours of exposure can stimulate hematopoietic recovery and protect damaged tissues before marrow failure becomes irreversible. Without intervention, death from infection or hemorrhage typically occurs within 30 to 60 days.

Entolimod harnesses recombinant DNA techniques to optimize its immune-stimulating effects while minimizing unwanted inflammatory responses. Its engineered design selectively maintains potent TLR5 activation, making it particularly effective as a radioprotective agent. By boosting innate immune defenses and facilitating regeneration, Entolimod has been shown to provide critical protection against acute radiation injury when administered within the first 48 hours, demonstrating significant therapeutic potential for both civilian and military applications involving radiation exposure.

Competitive Landscape in ARS

Currently approved military countermeasures (MCMs) for ARS consist solely of G-CSF agents. Specific competition for Entolimod includes FDA-approved G-CSF agents filgrastim (Neupogen®), pegfilgrastim (Neulasta®), sargramostim (Leukine®), and romiplostim (Nplate® specifically for thrombocytopenia). Our ability to sell to the government may be influenced by the government's existing inventory of these drugs which were previously purchased by the U.S. government for the Strategic National Stockpile. In addition, we are aware of other companies also developing radiation countermeasures to treat the effects of ARS including Aeolus Pharmaceuticals, Cellerant Therapeutics, Cellphire, and Humanetics Corporation.

These agents address individual hematopoietic conditions, but none simultaneously addresses HP and GI ARS. The published NHP data on filgrastim/pegfilgrastim shows that single-agent G-CSF administered without intensive supportive care provides no improvement in survival following LD50/60 radiation in rhesus macaques. Entolimod provided a 47.5% absolute improvement in 60-day survival with a single IM injection 25 hours post-TBI without supportive care with a LD70 dose of ionizing radiation.

The U.S. government’s Strategic National Stockpile (SNS), managed by the Biomedical Advanced Research and Development Authority (BARDA), requires a single countermeasure capable of being stockpiled and rapidly deployed with minimal supportive care infrastructure in a mass-casualty event. Entolimod’s single-dose subcutaneous or intramuscular administration, 25- to 48-hour post-exposure treatment window, and dual HP/GI activity profile directly address this need.

Clinical, Preclinical, and Nonclinical Evidence Base

Radiomitigation Studies in Mice

An initial series of non-GLP murine studies (multiple strains, LD20−100/30 radiation doses) established the radiomitigative activity of Entolimod. Administered as a single injection within 24 hours after TBI, Entolimod provided an approximate 20–40% absolute increase in 30-day survival, with a dose plateau reached at approximately 20 μg/kg for subcutaneous administration. These murine data established dose-response relationships and guided NHP study design.

Pivotal GLP Dose-Ranging Study in Irradiated NHP (Study Rs-23)

The pivotal evidence supporting Entolimod’s ARS program derives from Study Rs-23, a randomized, blinded, placebo-controlled, parallel-group, dose-ranging GLP study in rhesus macaques (N=159 evaluable animals) conducted at a TBI dose of 7.2 Gy (projected LD70/60). A single IM injection of Entolimod was administered 25 hours after irradiation across eight dose groups (vehicle and 0.3, 1.0, 3.0, 6.6, 10, 40, and 120 μg/kg).

The survival dose-response was sigmoidal. Maximal effect was first observed at 10 μg/kg and was maintained as a plateau at 40 and 120 μg/kg. At the optimal dose of 10 μg/kg:

●	60-day survival: 75% vs. 27.5% for vehicle (p<0.0001).

●	Absolute improvement in survival: 47.5 percentage points.

●	Odds ratio of survival: 7.9 in favor of Entolimod.

●	No deaths were attributable to Entolimod; a single IM injection 25 hours post-irradiation prevented ARS-related death occurring 2–3 weeks later.

●

Comparison to approved MCMs: In NHP studies with equivalent LD TBI, filgrastim administered as single-agent without supportive care was associated with no improvement (−5% change) in survival. Pegfilgrastim required multi-dose regimens plus intensive supportive care to achieve survival improvements. Entolimod achieved greater survival benefit with a single post-exposure dose and no supportive care.

Hematological Recovery

All groups experienced profound TBI-induced neutropenia, thrombocytopenia, and anemia (average neutrophil and platelet nadirs on Days 14–15, with many animals having undetectable counts; ~60 g/L average hemoglobin drop in controls).

●	At doses ≥10 μg/kg, Entolimod significantly improved neutrophil nadir counts (p=0.0149 to p=0.0005).

●	Platelet count nadirs were significantly improved and proportions of days with severe thrombocytopenia were markedly reduced (p<0.0001).

●	Hemoglobin and reticulocyte recovery were accelerated, reducing the incidence of Grade 4 hemorrhagic anemia.

●	Histopathological examination confirmed dose-dependent improvements in bone marrow, spleen, thymus, and lymph node recovery, and preservation of GI mucosal architecture.

Pharmacodynamic Biomarkers

Three biomarkers of Entolimod efficacy, validated for animal-to-human dose bridging, were analyzed. In Study Rs-23, all three biomarkers showed dose-dependent, statistically significant increases. Spearman rank correlations, an established method of bridging animal-to-human dosing, confirmed that biomarker responses are highly predictive of survival benefit.

Supportive Non-GLP Studies in Irradiated NHP

Eight additional supportive non-GLP studies in rhesus macaques (Studies Rs-03, Rs-05, Rs-06, Rs-09, Rs-10, Rs-11, Rs-14, Rs-17) evaluated Entolimod across a range of TBI doses (5.2–7.25 Gy), drug doses (0.3–40 μg/kg), and administration timing (1–48 hours post-TBI). Entolimod demonstrated a consistent survival benefit in every study:

Study	TBI Dose	Entolimod Dose	Time Post-TBI	Survival Outcome
Rs-23 (pivotal GLP)	7.2 Gy (LD70/60)	10 μg/kg	25 hours	75% vs 27.5% vehicle (absolute +47.5%; odds ratio 7.9; p<0.0001)
Rs-23 (dose range)	7.2 Gy	40–120 μg/kg	25 hours	70–75% vs 27.5% vehicle; survival plateau across plateau doses
Rs-05	5.2 Gy	40 μg/kg	1, 16, 25, or 48 h	100% survival (all time points) vs 80% vehicle; p<0.05
Rs-03	6.5 Gy	40 μg/kg	1 hour	70% vs 20% vehicle
Rs-09	6.75 Gy	10 μg/kg	1 hour	Significant survival improvement vs vehicle; consistent with Rs-23
Rs-06	6.7 Gy	40 μg/kg	16, 25, or 48 h	Survival benefit at all 3 time points vs vehicle; 48 h post-TBI efficacy confirmed

Across all supportive studies, Entolimod consistently improved hematological parameters, reduced GI tract damage, accelerated immune organ recovery, and was not associated with any drug-related deaths.

Pivotal Pharmacodynamic Study in Non-Irradiated NHP (Study Rs-001)

Study Rs-001 was a randomized, blinded, placebo-controlled, parallel-group, dose-ranging GLP pharmacodynamic study in 160 non-irradiated rhesus macaques across the same eight dose levels as Rs-23. This study demonstrated that Entolimod produces quantitatively comparable dose-response effects on the three pharmacodynamic biomarkers (G-CSF AUC: Spearman ρ=1.0 vs. irradiated animals; IL-6 AUC: ρ=1.0; ANC24: ρ=0.83) in irradiated versus non-irradiated animals.

This finding is critical for the FDA Animal Rule pathway, as it allows dose selection and pharmacokinetic/pharmacodynamic bridging to humans to be performed in non-irradiated subjects, thereby enabling the human PK/PD studies required for BLA submission without exposing humans to radiation.

Safety Data in Humans

Entolimod’s human clinical database includes data from 150 healthy subjects across two dose-ranging radiomitigation studies (Studies HU-7014 and HU-9001), additional data from Phase 1/2 oncology studies in patients with advanced cancer (Studies I-196111-US and I-196111-Russia) and data from a neoadjuvant colorectal cancer study (Study BL612-CBLB502). A vaccine adjuvant study in healthy subjects has also been completed at Mayo Clinic. Collectively, the clinical program is believed to establish the human safety, pharmacokinetic, and pharmacodynamic profile required for Animal Rule BLA submission.

Two multi-center, randomized, dose-ranging studies enrolled 150 healthy subjects to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of Entolimod. The target human dose for ARS use has been identified as approximately 0.40–0.60 μg/kg (corresponding to approximately 25–35 μg for most adults).

The safety profile of Entolimod in healthy subjects is characterized by a predictable, self-limiting, flu-like symptom complex consistent with TLR agonism. All reported adverse events were resolved without long-term effects. Key safety findings include:

●

Most common treatment-emergent adverse events (TEAEs) were chills, headache, nausea, vomiting, fatigue, injection site pain, tachycardia, and transient hypotension, consistent with the pharmacodynamic mechanism of action.

●	78% of TEAEs were Grade 1 or Grade 2. Only 4 of 150 subjects (2.6%) experienced a serious adverse event (SAE), all of which were resolved. No deaths occurred across any clinical study.

●

Transient elevations in serum ALT and AST were observed, peaking at approximately 8 hours and resolving to baseline by 24 hours. No subject experienced combined ALT/AST elevation plus bilirubin increase. Elevations are mechanistically consistent with NK cell recruitment to TLR5-expressing liver tissue.

●

Transient dose-dependent hypophosphatemia (low phosphates) was observed. Grade 3 in approximately 47% of subjects in the target dose range, resolving fully in ~95% of subjects. No clinical consequences were observed.

●	Renal and cardiac: No clinically meaningful dose-dependent changes in creatinine or BUN; no prolonged QTcF >501 msec was observed in dose groups where ECG monitoring was performed.

●

IBP pretreatment: Co-administration of 400 mg ibuprofen prior to Entolimod substantially reduced constitutional symptoms (chills 85% → 65%, fever 50% → 18%, Grade ≥3 events 38% → 6%) without impairing pharmacodynamic activity, providing a practical management approach for the ARS indication.

●

Tachyphylaxis: Subjects who received a second 30-μg dose 72 hours after the first showed substantially attenuated adverse event profiles (no Grade 3/4 events, no hypotension), indicating class-specific immune tolerance with repeat dosing.

Pharmacokinetics in Humans

Following IM injection, Entolimod was detectable in serum at doses ≥6 μg, with peak concentrations reached at a median of 3–6 hours post dose. Elimination half-life ranged from approximately 2–7 hours. Pharmacokinetics were dose-proportional across the 25-fold dose range studied (2–50 μg). Between-subject variability in peak concentrations was high (CV 60–91%) but within-subject variability was limited. The pharmacokinetic profile was not meaningfully affected by IBP pretreatment.

Pharmacodynamics in Humans

Additionally, the three pharmacodynamic biomarkers used for animal-to-human dose bridging — plasma G-CSF, plasma IL-6, and ANC — were validated in human subjects in Studies HU-7014 and HU-9001. Dose-dependent increases in all three biomarkers were observed:

●	Plasma G-CSF and IL-6 showed rapid, dose-dependent elevations peaking at 2–4 hours post dose, with magnitudes comparable to those observed in NHP at equivalent body-weight-adjusted doses.

●

ANC increased substantially (dose-dependent) by 4–8 hours post dose, peaking and returning toward baseline by 120 hours. The magnitude and temporal profile of neutrophil mobilization in humans matches NHP responses.

●

The concordance between human and NHP pharmacodynamic responses — with biomarker response correlations of 1.0 for G-CSF and IL-6 AUC across irradiated and non-irradiated NHP — provides the scientific and regulatory foundation for bridging the NHP efficacy data to human dose selection under the Animal Rule.

●	TNF-α, IL-1β, IL-2, IL-4, IL-12, GM-CSF, and IFN-γ were not meaningfully elevated, consistent with NHP data and confirming the absence of cytokine storm risk at therapeutic doses.

Velocity Bioworks, Inc.

Velocity Bioworks, Inc. ("VBI") is a wholly owned subsidiary of Tivic Health Systems, Inc., formed in December 2025 following our acquisition of the strategic manufacturing and development assets of Scorpius Holdings, Inc. Operating from a purpose-built, state-of-the-art facility in San Antonio, Texas, VBI is intended to function as a full-service contract development and manufacturing organization (CDMO) focused on rapidly advancing biologic programs to the clinic. The subsidiary offers a broad array of services, including analytical testing, process development, and manufacturing of cellular and biologic therapies. VBI serves a dual strategic purpose for Tivic: it secures a robust U.S.-based manufacturing site for the Company's lead drug candidate, Entolimod™, as we advance toward a Biologics License Application (BLA) with the U.S. Food and Drug Administration, while also underwriting the expense by creating new revenue opportunities by providing CDMO services to third-party biopharmaceutical and biotechnology companies. The formation of Velocity Bioworks is expected to reduce development costs, reduce delays historically associated with outsourcing, and accelerate Tivic's broader pipeline, including additional Entolimod and Entolasta indications such as neutropenia. The acquisition was supported by a financing package exceeding $90 million, led by 3i, LP, comprising $16 million in debt financing for asset purchases and facility improvements and up to $75 million in preferred convertible equity.

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

We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. Our patent strategy is to pursue broad protection for key technologies, supplemented by additional patent filings covering conceptual methods, specific aspects of current and proposed products, and forward-looking applications and technological developments. We also engage in strategic analysis of our owned patent assets and pursue additional patent claims from our existing portfolio that may provide us with market advantages. We do not rely heavily on trade secret protection but do maintain a certain amount of in-house know-how that is not disclosed publicly.

As discussed elsewhere in this Report, in February 2025 Tivic entered into a License Agreement with Statera Biopharma, pursuant to which we acquired worldwide exclusive license rights to the late-stage TLR5 agonist Entolimod for the treatment of ARS. In addition, we acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its derivative, Entolasta. The TLR5 related intellectual property portfolio currently consists of over 60 active patents and patents pending. Subsequent to the licensing of TLR5 patents related to Entolimod and Entolasta, Tivic initiated its own patent filings to expand protection of additional indications.

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

Other Barriers to Entry

In addition to the patents, Entolimod and Entolasta are eligible for biological exclusivity in the U.S. and Europe, which provides additional competitive protection and barriers to entry. Specifically, 12 years of exclusivity in the US and 10 years of exclusivity in the EU. In addition, the company is developing relationships with and seeking potential strategic partnerships with key government agencies that participate in the development and/or procurement of radiation countermeasures.

Partner / Agency	Nature of Engagement
BARDA (Biomedical Advanced Research and Development Authority)	Active engagement; TechWatch meetings Jan. 26 and March 10, 2026 focused on Entolimod as potential Strategic National Stockpile MCM; discussions on federal funding and procurement pathways.
Dept. of War / DTRA	Represented at BARDA TechWatch meeting; historical DoD funding of predecessor ARS programs at Cleveland BioLabs.
NIH / NIAID	Represented at BARDA TechWatch meeting; ongoing scientific and regulatory dialogue on ARS MCM development.
Statera Biopharma / Cleveland BioLabs	Originating licensor; transfer of IND history, clinical data (Studies HU-7014, HU-9001), GLP nonclinical package, regulatory files, and manufacturing know-how.

We believe that these assets, along with regulatory clearances and advancements in our second- generation drug, EntolastaTM, will create barriers to entry for competitors.

Government Regulation under Food and Drug Administration

Biopharmaceutical Regulations

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

●

preclinical testing, including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations and standards;

●	submission to the FDA of an Investigational New Drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated; and

●

preparation and submission to the FDA of a Biological License Application (“BLA”) for a biological-based drug product, which includes the results of the clinical trials and manufacturing validation tests.

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

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a BLA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications.

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

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters, untitled letters, Form 483s or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Orphan Drug

Under the U.S. Orphan Drug Act, as amended by the FDA Reauthorization Act of 2017, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which is defined as having a prevalence of less than 200,000 individuals in the United States. The FDA is currently implementing a modernization plan which may include new requirements or procedures that could impact the success of an orphan drug designation request. In certain circumstances, a sponsor may need to demonstrate that the product is clinically superior to a previously approved drug in order to obtain orphan drug status, and the FDA may issue regulations to implement this requirement. Orphan drug designation must be requested before submitting a BLA for the product. The FDA aims to respond to all orphan drug designation requests within 90 days of submission. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the United States.

Fast Track Designation

Fast Track is an FDA process designed to facilitate the development and expedite the review of new drugs and vaccines intended to treat serious conditions and fill an unmet medical need.

Criteria for Designation

To receive Fast Track designation, a drug must show the potential to address an unmet medical need for a serious condition. This is defined as:

●	Serious Condition: A disease or condition associated with morbidity that has a substantial impact on day-to-day functioning.

●	Unmet Medical Need: Providing a therapy where none exists or providing a therapy which may be potentially better than available therapy.

Key Strategic Benefits

For a company, obtaining Fast Track designation provides several significant advantages in the development timeline:

●	Frequent Communication: More frequent meetings and written communication with the FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval.

●

Rolling Review: The ability to submit completed sections of a Biologic License Application (BLA) or New Drug Application (NDA) for review by the FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed.

●	Eligibility for Priority Review: If relevant criteria are met, the drug may be eligible for Priority Review, which shortens the FDA review goal from 10 months to 6 months.

●	Eligibility for Accelerated Approval: If relevant criteria are met, the drug may be eligible for approval based on a surrogate endpoint.

Hatch-Waxman Act Patent Certification and the 30-Month Stay

Upon approval of a BLA or a supplement thereto, BLA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the BLA sponsor is published in the Orange Book. When a biosimilar applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the biosimilar applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that a biosimilar applicant would. Specifically, the applicant must certify with respect to each patent that:

●	The required patent information has not been filed;

●	The listed patent has expired;

●	The listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	Tthe listed patent is invalid, is unenforceable or will not be infringed by the new product.

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

In addition, certain states and non-U.S. laws, such as the General Data Protection Regulation (“GDPR”), govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023. The CCPA, as amended by the CPRA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information and the right to access information about how their data is being used.

Environmental Matters

Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, use of manufacturing components containing substances below established threshold, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information, that we are in material compliance with environmental laws and regulations applicable to us and rely heavily on our outsourced design and manufacturing partners to assist in maintaining compliance.

Facilities

Our principal executive office is located at 1305 E. Houston St., Building 1, Suite 311, San Antonio, Texas 78205.

Microbial Building Lease

On March 13, 2026, VBI entered into a Building Lease Agreement (the “Microbial Building Lease”) with TPB Merchants Ice LLC (“TPB”) to lease an approximately 8,024 square foot facility (the “Microbial Building”) located at 1305 E. Houston St., San Antonio, TX 78205 (the “Property”). The initial term of the Microbial Building Lease is eight years, unless earlier terminated by the parties pursuant to the terms thereof. VBI has (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the Microbial Building and the Property from TPB at any time during the first 24 months of the initial term for $12.5 million. In exchange for leasing the premises, VBI shall pay TPB a monthly base rent of approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. The Microbial Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Microbial Building Lease.

Mammalian Building Lease

On March 9, 2026, VBI entered into a Lease (the “Mammalian Building Lease”) with Merchants Ice II, LLC (“Merchants Ice II”) to lease an approximately 20,144 square foot facility located at the Property. The term of the Mammalian Building Lease is 102 months, effective January 1, 2026, unless earlier terminated by the parties pursuant to the terms thereof. In exchange for leasing the premises, VBI shall pay Merchants Ice II a monthly base rent of $55,030 for the first twelve months, or a total of $660,357, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $6.29 million. The Mammalian Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Mammalian Building Lease.

Office Sublease

On March 13, 2026, VBI entered into a Sublease (the “Office Sublease” and together with the Microbial Building Lease and the Mammalian Building Lease, the “Facility Leases”) with Texas Research and Technology Foundation (“TRTF”) to sublease approximately 8,122 square feet of office space located at the Property, which Office Sublease was consented to by TPB, as landlord of the leased premises, and is subject to the terms of that certain Office Lease Agreement, dated June 1, 2024, by and between TRTF and TPB. The term of the Office Sublease is 102 months, unless earlier terminated by the parties pursuant to the terms of the Office Sublease. This office will serve as the new principal executive office of the Company. In exchange for subleasing the premises, VBI shall pay TRTF a monthly base rent of $30,436, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $3.9 million. The Office Sublease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Office Sublease.

Human Capital Resources

As of December 31, 2025, we had 52 full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Corporate Information

The Company was incorporated in California in September 2016 and reincorporated as a Delaware corporation in June 2021. Our principal executive offices are located at 1305 E. Houston Street, Building 1, Suite 311, San Antonio, Texas 78205. Our telephone number is (888) 276-6888. Our website address is www.tivichealth.com. Information contained on, or that can be accessible through, our website is not a part of this Report and the inclusion of our website address in this Report is an inactive textual reference only.

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

●	We have a relatively limited operating history and may not be able to execute on our business strategy.

●	Our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	Our operating results may be volatile and may not be a reliable indicator of our future performance.

●

If we fail to manage our growth effectively, including with respect to our in-licensed products from Statera or potential licenses from or acquisitions of other companies, our business could be materially and adversely affected.

●	We have a history of net losses, and we may not achieve or maintain profitability in the future.

●	We have identified a material weakness in our internal control over financial reporting associated with staffing levels, which is common for the stage and size of the Company.

●	We expect that we will need additional capital, which, if obtainable, could dilute the ownership interest of investors.

●	Cash expenditures associated with our in-license from Statera and operating as a CDMO may create liquidity and cash flow risks for us.

●	Our potential CDMO revenues are subject to significant risks from customer insolvency, funding constraints and the failure of customer programs to advance through clinical development.

●	Our business plan depends heavily on product revenues from our core technology and in-licensed pharmaceutical products, the clinical and consumer acceptance of which is at this time unproven.

●

We have licensed biopharmaceutical products, a category in which we have limited to no prior experience. We may not be able to effectively integrate licensed or acquired technology into our operations.

●	Disruptions at the FDA and foreign regulatory authorities caused by government shutdowns, funding shortages, staffing limitations or global health concerns could negatively impact our business.

●	Economic uncertainty and capital markets disruption, which have been significantly impacted by geopolitical instability, could harm our financial condition and results of operations.

●

Changes in the relations of the United States with other countries, and China in particular, regulations and/or international trade disputes or supply chain disruptions could have a material adverse effect on our business, financial condition and results of operations.

●

We rely on third-party service providers to manage our information systems which may not adequately protect the Company; additionally, cybersecurity risks and cyber incidents could adversely affect us.

●	We depend on our senior management team, and the loss of one or more key personnel or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.

●	Our markets are undergoing continuous change, and our future success will depend on our ability to meet the changing needs of our customers.

●	Developing medical technology and biopharmaceutical products entails significant technical, regulatory and business risks.

●	The size and expected growth of our available market have not been established with precision and may be smaller than we estimate.

●	Our insurance may not adequately cover our operating risk or litigation exposure.

●	Our business could be disrupted by catastrophic occurrences and similar events.

●

Changes in the regulatory landscape for our products and product candidates could render our business model contrary to applicable regulatory requirements, and we may be required to seek additional clearance or approval for our products. Additionally, we have relied on guidance documents from the FDA to make determinations about the regulatory pathway for future products, which may be interpreted to a different effect by the FDA.

●	We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices.

●	We may not be able to obtain regulatory approval in a timely manner or at all and the results of future clinical trials and pivotal efficacy studies may not be favorable.

●

Compensatory arrangements with our scientific advisors or consultants could result in increased regulatory scrutiny and ultimately lead to the delay or denial of marketing approval for our product candidates.

●

We may not be able to obtain fast track designation, breakthrough therapy designation or other expedited pathways for FDA approval of our product candidates, and even if we do, may not actually lead to a faster development or regulatory review or approval process.

●

We are highly dependent on our intellectual property (“IP”) and our methods of protecting our IP may not be adequate or could be costly. In addition, we may face risks of claims for IP infringement. We may be unable to enforce our IP rights throughout the world.

●

Our stock price has fluctuated significantly since our initial public offering (“IPO”), and may continue to fluctuate significantly, and investors may not be able to resell the securities that they purchase at or above the price at which they purchased them.

●	We do not expect to pay any cash dividends for the foreseeable future.

●	Future issuances of stock or other securities could dilute the holdings of our stockholders and could materially affect the price of our common stock.

●

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

●

We are an “emerging growth company” and a “smaller reporting company,” and the reduced public company reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

●

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

●	If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.

Risks Related to Our Financial Condition and Business Model

We have a relatively limited operating history and may not be able to execute on our business strategy.

We were originally incorporated in 2016 and began selling our first product in 2019. Additionally, we entered into a license agreement with Statera in February 2025, pursuant to which we acquired a worldwide exclusive license rights from Statera to the late-stage TLR5 agonist Entolimod for the treatment of acute radiation syndrome. In December 2025, we acquired the assets of Scorpius and began operating as a contract development and manufacturing organization (CDMO). Prior to obtaining the license from Statera, the Company had no experience in the development of biopharmaceuticals. We also have no history operating as a contract development and manufacturing organization. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects and execution ability difficult. Our revenue and income-producing potential is unproven, and our business model and strategy may continue to evolve. Future revenues are contingent upon several factors, including, without limitation, our ability to successfully develop our product candidates, scale up our CDMO, scale-up sales of our TLR5 products that we may develop and commercialize in the future, our ability to develop relationships with channel partners and customers, as well as the clinical and market acceptance of our technology. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, research and development strategy, business structure or operations.

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

Our ability to obtain additional financing will depend on a number of factors, including, among others, the condition of the capital markets and the other risks described in these risk factors. If any one of these factors is unfavorable, we may not be able to obtain additional funding, in which case, our business could be jeopardized, and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our shareholders could lose all or part of their investment in our Company.

Our operating results will likely be volatile and may not be a reliable indicator of our future performance.

Our future expenses, revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including, without limitation:

●

strategic transactions and acquisitions that we may enter into from time to time, including the license that we acquired from Statera in February 2025 and any other indications that we may choose to license from Statera in the future under the License Agreement, including our obligations related thereto;

●	receptiveness of the market to a fundamentally new way of treating target conditions;

●	intrinsic variability in spending patterns associated with the conduct of clinical trials;

●	disruptions to the global supply chain and inflationary pressures;

●	fluctuations in demand for our technology, including seasonal variations; and

●	delays in introducing new technology to market, including product design, manufacturing, marketing cycles, sales and distribution related delays.

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

We have incurred net losses since inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $8.9 million and $5.7 million, respectively, and on December 31, 2025, we had working capital of $12.4 million and an accumulated deficit of $52.6 million. During the years ended December 31, 2025 and 2024, we used $7.0 million and $5.7 million of cash, respectively, for operating activities. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of macroeconomic factors. Additionally, future costs relating to product development and operating activities, including as a result of our obligations under the License Agreement entered into with Statera and our entry to the CDMO business, may be significantly higher than our historical costs.

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

In connection with the audit of our financial statements for the years ended December 31, 2025 and 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the small size of our accounting and financial reporting team, as well as recent staff turnover, even with processes and procedures in place to mitigate the risk of a material misstatement, we believe that there is still a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. If we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may continue to conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

Cash expenditures associated with our in-license from Statera may create liquidity and cash flow risks for us.

We incurred significant transaction costs and expect to incur integration costs in connection with our in-license of rights to certain products from Statera. While we expected that the transactions costs would be incurred, there are many factors beyond our control that could affect the total amount of the integration expenses associated with the license. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition to integration-related expenses that we will incur, pursuant to the License Agreement, we are obligated to develop and commercialize the licensed products, at our own cost and expense, to make payments to Statera upon achievement of certain milestones, and to make certain royalty payments. To the extent the integration and/or development and commercialization expenses are higher than anticipated, we may experience liquidity or cash flow issues.

Our business plan depends heavily on revenues from our in-licensed pharmaceutical products, the clinical acceptance of which is unproven at this time.

Our future growth depends on the commercial success of our products and product candidates. It is not certain that our product candidates will be successfully developed and pass regulations required for commercial sale. Our target customers may not see the value in choosing our product over competitive products. If our target customers do not purchase our products, our future growth will be limited. Further, our resources and investments may not be adequate to achieve the targeted level of manufacturing and sales set out in our business plan.

We have licensed biopharmaceutical assets, a category in which we have limited to no prior experience. We may not be able to effectively integrate licensed or acquired assets into our operations (including regulatory, quality, product development, marketing and manufacturing operations).

We have historically operated solely as a medical device company. During 2025, we have in-licensed exclusive rights to late-stage biopharmaceutical products from Statera that will require us to operate in, among others, regulatory, quality, product development, manufacturing and marketing environments with which we have limited experience. While we have hired experienced staff to support this new dimension of the business, we may not be able to successfully create or integrate new capabilities into our overall business. This may ultimately limit or substantively damage our ability to capitalize on the licensed assets.

The wind down of our ClearUP business may adversely impact our business, results of operations, financial performance, and reputation.

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, our board of directors approved the wind down of our ClearUP business, which we substantially completed at the end of fiscal year 2025. In connection with the wind down of the ClearUP business, we incurred approximately $347 thousand in charges during the year ended December 31, 2025, and expect to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand in 2026. Additionally, as a result of our exit from the consumer health business, we expect to generate minimal to no revenue until such time that we are able to obtain regulatory approval of and commercialize our other product candidates.

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

Disruptions at the FDA SEC, other U.S. government agencies and foreign regulatory authorities caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operations of our business may rely and which could negatively impact our business.

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

For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities and, recently, the current administration has been implementing significant budget cuts, eliminating grant programs and terminating employees throughout many different sectors of the federal government. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Since the start of the last fiscal year, the U.S. government has shut down from October 1, 2025 through November 12, 2025, and from January 31, 2026 through February 3, 2026. Government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. A future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the fall 2025 U.S. federal government shutdown, it would not review or declare registration statements effective, which resulted in capital raising delays for many private and public companies.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability and the ongoing military conflicts between Russia and Ukraine and Israel, Hamas and Iran. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East and/or geopolitical tensions.

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

In October 2023, Hamas militants and members of certain other organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Shortly thereafter, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. As a result of the ongoing conflict, tensions between the U.S. and Iran have increased and it is possible that other countries and/or regional organizations will join the hostilities as well, including without limitation Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in further expansion of the conflict. The conflict between Israel and Hamas is ongoing, and the length and impact of the ongoing military conflict is highly unpredictable.

Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine or in the Middle East, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

International trade disputes, including those with China, could result in tariffs and other protectionist measures that could have a material adverse effect on our business, financial condition, results of operations and our ability to raise capital and the market price of our shares.

In recent years, including after the most recent presidential election, the U.S has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business, in particular China, Mexico and Canada. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if affected foreign governments take retaliatory actions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

For example, the U.S. government, including the SEC, has made statements and taken certain actions that led to changes to U.S. and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. Any additional executive action, legislative action or potential sanctions with China could materially impact our current manufacturing partners and our agreements with them.

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

Our ability to conduct our business may be impaired if our or our services providers’ information technology networks, systems or resources, including our and their websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of our or their information technology resources by:

●	a third party,

●	natural disaster,

●	a failure of hardware or software due to a design or programmatic flaw,

●	a failure of hardware or software security controls,

●	telecommunications system failure,

●	service provider error or failure,

●	fraudulent transactions,

●	intentional or unintentional personnel actions,

●	lost connectivity to our networked resources, or

●	a failure of disaster recovery system.

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

Our future success depends heavily upon the continued services of our executive officers and key personnel. The Company is headquartered in San Antonio, Texas, which is an at will employment state. Accordingly, the employment agreements that we have entered into with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they may terminate employment with us at any time, for any reason and with no advance notice. The replacement of members of our senior management team or other key personnel would likely involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.

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

Part of our business strategy includes investigating growth through in-licenses of assets, such as our in-license of assets from Statera, and acquisitions. In connection with the license transaction with Statera, we have in-licensed new assets, created a new biopharmaceutical program and brought on new employees to help us develop our TLR5 program. Additionally, we acquired substantively all assets of our manufacturing partner, increasing headcount and operating expense.

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

Additionally, even if we are able to complete in-licenses or acquisitions on agreeable terms, we may not be able to successfully integrate the licensed or acquired assets and/or their operations with ours. Achieving the anticipated benefits of any transaction will depend in significant part upon whether we integrate such businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our in-licenses or acquisitions within the anticipated timing, or at all. The benefits from any such transactions will be offset by the costs incurred in integrating the businesses and operations. We may also assume liabilities in connection with transactions to which we would not otherwise be exposed. An inability to realize any or all of the anticipated synergies or other benefits of a license or acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business, results of operations and financial condition.

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

We may pursue marketing and selling our products internationally, which would likely be primarily done through distribution arrangements and regional licensing. We have limited experience operating outside the United States, and we will likely need to rely heavily on distributors and licensees in the event that we expand internationally. Expansion into international markets may expose us to, among other things, the following additional risks:

●	strain on our managerial resources;

●	pricing pressure that we may experience internationally;

●	a shortage of high-quality distributors, and licensees;

●	competitive disadvantage to competition with established business and customer relationships;

●	foreign currency exchange rate fluctuations;

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	economic instability;

●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

●	laws and business practices favoring local companies;

●	difficulties in maintaining consistency with our internal guidelines;

●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	the imposition of costly and lengthy new export licensing requirements;

●

the imposition of U.S. or international trade restrictions or sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity.

The size and expected growth of our available market has not been established with precision and may be smaller than we estimate.

Our data on the available market for our products is based on a number of internal and third-party research reports, estimates and assumptions. While we believe that such research, our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. In addition, the statements in this Report relating to expected growth in the market for our products are based on a number of internal and third-party data, estimates and assumptions, and may prove to be inaccurate. If the actual number of patients who would benefit from our products, the price at which we can sell future products or the available market for our products is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

Risks related To Our Contract Development and Manufacturing Organization (CDMO) Subsidiary, Velocity Bioworks

Our CDMO business model is unproven and subject to significant execution risk.

Velocity Bioworks was formed in December 2025 following our acquisition of assets from Scorpius and has a limited operating history as a standalone CDMO subsidiary under Tivic. We have not yet generated meaningful revenue from third-party CDMO contracts and cannot guarantee that we will be able to attract or retain external customers at sufficient volume or pricing to achieve profitability. The CDMO services market is highly competitive, and we compete against established organizations with significantly greater financial resources, technical capabilities, infrastructure, and industry relationships. Failure to successfully operate Velocity Bioworks as a commercially viable business could have a material adverse effect on our consolidated financial condition and results of operations.

We may be unable to integrate the acquired Scorpius assets and retain the personnel necessary to operate Velocity Bioworks.

The assets acquired from Scorpius, including manufacturing equipment, facilities, and operational know-how, were previously part of a company that experienced significant financial distress, workforce reductions, and operational restructuring prior to our acquisition. We may encounter unforeseen challenges in integrating these assets into Tivic's operating framework, including in establishing quality systems, validating equipment, and achieving CGMP compliance. We hired approximately 45 employees in connection with the acquisition, many of whom are former Scorpius employees. The loss of key technical or manufacturing personnel, or our inability to attract additional qualified personnel, could delay or impair Velocity Bioworks' ability to meet its service commitments and support Entolimod manufacturing timelines.

Our CDMO operations are subject to extensive regulatory oversight, and failures to comply could result in the suspension or loss of our manufacturing authorizations.

Velocity Bioworks' operations are subject to regulation by the FDA under Current Good Manufacturing Practice (CGMP) standards, as well as oversight by other federal, state, and local regulatory authorities. Any failure by Velocity Bioworks to maintain CGMP compliance — including deviations in process controls, documentation failures, contamination events, or adverse inspection findings — could result in warning letters, import alerts, consent decrees, facility shutdowns, product recalls, or the withdrawal of manufacturing authorizations. A significant regulatory action affecting Velocity Bioworks could simultaneously disrupt both our internal Entolimod manufacturing program and our ability to serve third-party clients, compounding potential losses.

We are subject to risks related to the handling, use, and disposal of hazardous materials at our San Antonio manufacturing facility.

Velocity Bioworks' operations involve the use and handling of biological agents, chemical reagents, solvents, and other hazardous substances that are inherent to biologic drug manufacturing processes. As the acquirer of Scorpius’ San Antonio facility and its manufacturing assets, we may be subject to environmental liabilities arising from historical operations at that site, including pre-acquisition storage, use, or disposal of hazardous substances. These materials may be toxic, flammable, corrosive, or otherwise harmful to human health and the environment. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, transportation, and disposal of hazardous materials, including regulations administered by the Occupational Safety and Health Administration the Environmental Protection Agency, the Department of Transportation, and applicable Texas state environmental authorities. Environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and comparable state statutes, may impose liability on current or prior facility operators regardless of fault or knowledge. We may not have been able to fully assess or quantify environmental conditions at the facility prior to closing, and any undisclosed contamination or environmental liability could result in material remediation costs and claims that are not covered by indemnification arrangements with the prior owners. Compliance with these requirements is costly, and the regulatory landscape may become more stringent over time. We cannot guarantee that our safety procedures and controls will at all times be sufficient to eliminate the risk of accidental contamination, release, or exposure. In the event of an accidental spill, release, or other incident involving hazardous materials, we could face significant remediation costs, regulatory penalties, third-party liability claims, and reputational harm. Any such incident could also require a temporary or permanent suspension of manufacturing operations.

Our CDMO operations are subject to concentration risk due to our single-site manufacturing footprint.

All Velocity Bioworks manufacturing and development activities are currently conducted at a single campus in San Antonio, Texas. This geographic and operational concentration exposes us to significant risks, including natural disasters, fire, flood, power outages, equipment failures, labor disruptions, contamination events, or other circumstances that could impair or halt operations at the facility. A prolonged disruption at the San Antonio site could materially disrupt both our internal Entolimod development and manufacturing program and our ability to service third-party CDMO customers, potentially resulting in contract penalties, loss of customers, and delays in our regulatory submissions.

We may face customer concentration risk and uncertainty in CDMO contract structures.

CDMO contracts are typically project-based and do not guarantee recurring revenue. Client programs may be cancelled, delayed, reduced in scope, or not renewed at the conclusion of a project. If we are unable to replace lost or completed engagements with new client contracts, our CDMO revenue could be unpredictable or insufficient to support Velocity Bioworks' operating costs. We may also be exposed to risks associated with client insolvency or the failure of client programs to advance through clinical development, which could result in early termination of contracts and loss of anticipated revenue.

Our CDMO activities create potential liability exposure from manufacturing errors and product defects.

If a biologic or cellular therapy manufactured by Velocity Bioworks for a third-party client is alleged to be defective, contaminated, or improperly manufactured, we could face product liability claims, regulatory sanctions, and contractual indemnification obligations. Although we intend to maintain contractual limitations on liability and product liability insurance, there can be no assurance that our insurance coverage will be adequate to cover all claims or that contractual protections will be fully enforceable. Manufacturing errors that affect a client's clinical or commercial product could also cause significant reputational harm to Velocity Bioworks, impairing our ability to attract future customers.

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

In addition, we expect to rely on the FDA Animal Rule to obtain approval for Entolimod’s biodefense indication in the U.S. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval of products when human efficacy studies are neither ethical nor feasible. These regulations have limited prior use, and we have limited experience in the application of these rules to the product candidates that we are developing. We cannot guarantee that the FDA will review the data submitted in a timely manner, or that the FDA will accept the data when reviewed. If we are not successful in completing the development, licensure, and commercialization of Entolimod for its biodefense indication, or if we are significantly delayed in doing so, our business will be materially harmed.

Even if we eventually complete clinical trials and receive approval for our product candidates, the FDA or EMA may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a Risk Evaluation and Mitigation Strategy, which may be required to ensure safe use of the drug after approval.

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

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues, and our business will suffer.

Even if we gain marketing approval of our drug candidates, government purchasers, physicians and/or patients may not accept and use them. Acceptance and use of these products may depend on several factors including:

●	perceptions by members of the government healthcare community, including physicians, about the safety and effectiveness of our drugs;

●	published studies demonstrating the safety and effectiveness of our drugs;

●	adequate reimbursement for our products from payors; and

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once it enters a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

To the extent we may rely on foreign vendors and suppliers, we may be subject to risks arising from geopolitical instability, trade policy, tariffs, and evolving biosecurity legislation.

We source or may source certain raw materials, biological reagents, cell culture media, laboratory consumables, and other inputs critical to the manufacture of Entolimod and our other product candidates from vendors and suppliers who themselves or through their supply chain have exposure outside the United States. This reliance exposes us to risks that are largely outside our control.

Tariffs and Trade Restrictions. The United States has imposed, and may in the future expand, tariffs and trade restrictions on goods imported from foreign countries, including materials used in pharmaceutical and biologic manufacturing. Such measures could significantly increase our input costs, disrupt established supplier relationships, or require us to qualify alternative suppliers on an accelerated basis. We may not be able to pass increased costs through to customers or offset them through operational efficiencies, and any prolonged disruption to our supply chain could delay manufacturing at Velocity Bioworks or our external testing and fill and finish partners and impair our clinical and regulatory timelines. Sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including the financial markets and the global economy. Conflicts in Israel, Gaza, Iran and the Middle East may lead to further sanctions, retaliatory attacks, market volatility and uncertainty, any of which could have a material adverse effect on our business.

BIOSECURE Act and Evolving Biosecurity Legislation. The BIOSECURE Act, if enacted in its current or a modified form, would restrict U.S. federal agencies and, potentially, U.S. companies receiving federal funding from contracting with certain foreign biotechnology companies designated as posing national security concerns. Although the legislation has not been enacted as of the date of this filing, if it or similar legislation is passed in the future, we could be required to transition away from certain foreign vendors or contract manufacturers, potentially including suppliers currently used in our manufacturing operations or those of Velocity Bioworks. Qualifying replacement suppliers would require significant time and expense and could cause material disruptions to our development and commercialization programs. Additionally, as a company that has received and may continue to seek U.S. government funding in connection with Entolimod's development under the FDA Animal Rule, any future restrictions on the use of foreign vendors by federally funded entities could affect our ability to maintain existing supplier relationships or access government contracts.

Additional Foreign Supply Chain Risks. Foreign vendors may be subject to less stringent quality and manufacturing standards than those required by the Food and Drug Administration (FDA), and the FDA's ability to inspect foreign facilities may be more limited than its oversight of domestic manufacturers. Disruptions arising from natural disasters, pandemics, political instability, or government-imposed export restrictions could impair our ability to obtain necessary materials in a timely manner. Intellectual property protections and contractual enforcement mechanisms in certain foreign jurisdictions may also be weaker than those available in the United States, limiting our recourse in the event of a supplier failure or breach.

Failure to manage these risks effectively could have a material adverse effect on our business, financial condition, and results of operations.

We expect to become subject to the requirements of the Sunshine Act.

We are not currently subject to the Physician Payment Sunshine Act (the “Sunshine Act”), which was enacted as part of the Affordable Care Act. However, we anticipate selling our products directly to governmental entities and if we are successful, or if our products become reimbursable by Medicare or Medicaid, then we may become subject to the Sunshine Act, which will require us to report annually to the Secretary of Health and Human Services: (i) payments or other transfers of value made by us, or by a third-party as directed by us, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership and investment interests in our company. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, becoming subject to the Sunshine Act and the information we disclose could lead to greater scrutiny, which could result in modifications to established practices and additional costs. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide have either adopted or are considering adopting similar laws requiring transparency of interactions with healthcare professionals.

Risks Related to Our Intellectual Property

We are highly dependent on our IP, and our methods of protecting our IP may not be adequate or could be costly.

We rely on a combination of patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our IP rights. We are building our IP portfolio and may not be able to secure sufficient protection to prevent competition from entering the market or from creating competing products.

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

Our competitors or other persons may have already obtained or may in the future obtain patents or other rights relating to one or more aspects of our technology. Because we have not conducted a formal freedom to operate analysis for patents related to our technology, we may not be aware of issued patents that a third party might assert are infringed by our current or any future technology, which could materially impair our ability to commercialize our current or any future technology. Even if we diligently search third-party patents for potential infringement by our current or any future technology, we may not successfully find patents that our current or any future technology may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our current or future technology. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties. If we are sued for patent or other intellectual property right infringement, we may be forced to incur substantial costs in defending ourselves.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the effect of macroeconomic factors on our business and operations and on market conditions generally;

●	the success of our products and of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries;

●	the level of expenses related to our products or development programs;

●

announcements by us, our partners or our competitors of new products or therapies, significant contracts, strategic partnerships, joint ventures, collaborations, commercial relationships, or capital commitments;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	issuance of new or updated research or reports by securities analysts or recommendations for our stock;

●	disputes or other developments related to proprietary rights (including patents), litigation matters, and our ability to obtain patent protection for our technologies;

●	commencement of, or our involvement in, litigation;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	manufacturing disputes or delays;

●	any future sales of our common stock or other securities;

●	any change to the composition of the board of directors or key personnel;

●	general economic conditions and slow or negative growth of our markets;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional debt or equity financing efforts; and

●	other factors described in this section of the Report.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance. In addition, the stock market in general, and biotech companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have on occasion instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Future issuances of stock or other securities could dilute the holdings of stockholders and could materially affect the price of the shares of our common stock.

In the year ended December 31, 2025, we sold an aggregate of 235,792 shares of our common stock to Mast Hill pursuant to an equity purchase agreement for gross proceeds of $783 thousand. We also issued Statera 55,704 shares of our common stock, along with 131 shares of Series A Nonvoting Convertible Preferred Stock, which shares are convertible into an aggregate of approximately 77,059 shares of our common stock. We issued 4,900 shares of Series B Nonvoting Convertible Preferred Stock for aggregate gross proceeds of approximately $4.9 million.  Of the 4,900 shares issued, 2,745 shares were converted into 1,310,857 shares of our common stock and the remaining 2,155 shares of Series B Nonvoting Convertible Preferred Stock are convertible into an aggregate of approximately 1,610,180 shares of our common stock.  In December 2025, we issued 12,000 shares of Series C Nonvoting Convertible Preferred Stock for aggregate gross proceeds of approximately $11.9 million.  The Series C Nonvoting Convertible Preferred Stock is convertible into approximately 9,371,123 shares of our common stock. We anticipate that we will issue additional shares of capital stock in conjunction with future funding requirements. Any issuance of shares of our common stock, or securities exercisable for or convertible into shares of our common stock, for the purpose of securing capital will result in the dilution of the ownership interests of our existing stockholders.

We have used and intend to continue to use equity incentives for employees, advisors, directors, key consultants and select affiliates. Any issuance of stock upon the conversion of options and/or incentive rights will result in the dilution of the ownership interests of our existing stockholders.

In addition, we may in the future decide to offer additional stock or other securities to finance new capital-intensive projects, in connection with unanticipated liabilities or expenses or for any other purposes. There is no assurance that we will not decide to conduct offerings of securities in the future. Depending on the structure of any future offering, certain existing stockholders may not have the ability to purchase additional equity securities. If we raise additional funds by issuing additional equity securities, the holdings and voting interests of existing stockholders could be diluted.

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market, a national securities exchange, which imposes continued listing requirements with respect to issuers whose securities are listed on The Nasdaq Stock Market LLC ("Nasdaq"). If we fail to satisfy the continued listing standards, such as, for example, Nasdaq’s minimum bid price requirement or stockholders equity requirements, Nasdaq may issue a non-compliance letter or initiate delisting proceedings.

As previously disclosed, on June 28, 2024, we received a notification letter from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our common stock was below $1.00 per share for 33 consecutive business days, we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On April 4, 2025, the Company received a letter from Nasdaq confirming that the Company regained compliance with the Minimum Bid Price Requirement. As a result, the Company's common stock was able to continue to be listed on the Nasdaq Capital Market. Subsequently, on March 19, 2026, we received a notice from Nasdaq that the Company is not in compliance with the Minimum Bid Price Requirement as the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “TIVC.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 15, 2026, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by September 15, 2026, we may be eligible for an additional 180 calendar day grace period, provided the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the Company notifies Nasdaq of its intent to cure the deficiency. If we do not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and September 15, 2026, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

Additionally, a delisting of our common stock  could make it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital and negatively affect stockholder value.

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

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”); not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of certain of the exemptions discussed above.

In addition, we are currently a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have more than $250 million in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock), annual revenues of more than $100 million during the most recently completed fiscal year.

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

We will lose our “emerging growth company” status by December 31, 2026 and we will be subject to additional public company reporting and disclosure requirements that may increase our legal and compliance costs and make our common stock less attractive to investors.

We will lose our “emerging growth company” status no later than December 31, 2026. Once we lose this status, we will no longer be able to take advantage of some or all of the exemptions described above and may be required to, among other things, (i) provide three years of audited financial statements and three years of management’s discussion and analysis of financial condition and results of operations disclosure, (ii) comply with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (if we are an accelerated filer or large accelerated filer at that time), (iii) comply with any requirement that may be adopted by PCAOB, (iv) comply with certain disclosure and voting obligations regarding executive compensation and (v) adopt revised or new accounting standards on the time schedule applicable to non-emerging growth companies. Although our status as a “smaller reporting company” may allow us to continue to take advantage of some reduced disclosure obligations, any additional requirements will likely increase our legal and financial compliance costs and are likely to make our reporting and disclosure process more time-consuming and costly. We cannot predict if investors will find our common stock less attractive because we may no longer rely on these exemptions.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. As of December 31, 2025, based on an analysis completed by management, our internal controls were not effective due to the existence of a material weakness. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting (as we have for the period covered by this Report), if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the Commission or other regulatory authorities, which could require additional financial and management resources.

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

Provisions in our amended and restated certificate of incorporation, as amended (our “Certificate of Incorporation”), and amended and restated bylaws, as amended (our “Bylaws”), may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include provisions that:

●

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

●	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;

●

specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our Chief Executive Officer or our President (in the absence of a Chief Executive Officer);

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	prohibit cumulative voting in the election of directors;

●	establish that our board of directors will be divided into three classes—Class I, Class II, and Class III—with each class serving staggered three-year terms;

●	provide that, so long as our board of directors is classified, directors may only be removed for cause;

●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

●	require the approval of our board of directors or the holders of two-thirds of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

The global data protection landscape is rapidly evolving, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. We are subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, transmission, use, disclosure, storage, retention and security of personal and personally identifying information, such as information that we may collect in connection with conducting our business in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business; affect our ability to operate in certain jurisdictions; or to collect, store, transfer use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, fines, imprisonment of company officials and public censure, claims by third parties, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to stock-based compensation, business combinations, debt and equity transactions and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, there is a risk that our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we expand internationally, our risks under these laws may increase.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

Risk management and strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third-party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third-party service providers to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

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

Item 2 – Properties

Our principal executive office is located at 1305 E. Houston Street, Building 1, Suite 311, San Antonio, Texas 78205 (the "Property").

Microbial Building Lease

On March 13, 2026, VBI entered into a lease (the "Microbial Building Lease") with TPB Merchants Ice LLC (“TPB”) to lease the Microbial Building, an approximately 8,024 square foot facility located on the Property located at 1305 E. Houston St., San Antonio, TX 78205. The initial term of the Microbial Building Lease is eight years. VBI has (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the Microbial Building and the Property from TPB at any time during the first 24 months of the initial term for $12.5 million. In exchange for leasing the premises, VBI shall pay TPB a monthly base rent of approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. The Microbial Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Microbial Building Lease.

Mammalian Building Lease

On March 9, 2026, VBI entered into a lease (the “Mammalian Building Lease”) with Merchants Ice II, LLC (“Merchants Ice II”) to lease an approximately 20,144 square foot facility located at the Property. The term of the Mammalian Building Lease is 102 months, effective January 1, 2026, unless earlier terminated by the parties pursuant to the terms thereof. In exchange for leasing the premises, VBI shall pay Merchants Ice II a monthly base rent of $55,030 for the first twelve months, or a total of $660,357, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $6.29 million. The Mammalian Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Mammalian Building Lease.

Office Sublease

On March 13, 2026, VBI entered into a sublease (the “Office Sublease” and together with the Microbial Building Lease and the Mammalian Building Lease, the “Facility Leases”) with Texas Research and Technology Foundation (“TRTF”) to sublease approximately 8,122 square feet of office space located at the Property, which Office Sublease was consented to by TPB, as landlord of the leased premises, and is subject to the terms of that certain Office Lease Agreement, dated June 1, 2024, by and between TRTF and TPB. The term of the Office Sublease is 110 months, unless earlier terminated by the parties pursuant to the terms of the Office Sublease. This office will serve as the new principal executive office of the Company. In exchange for subleasing the premises, VBI shall pay TRTF a monthly base rent of $30,436, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $3.9 million. The Office Sublease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Office Sublease.

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

Holders

As of March 17, 2026, there were approximately 97 shareholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended December 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

Overview

Tivic Health Systems, Inc. (the "Company" or "Tivic Health") is a clinical-stage biopharmaceutical company harnessing the innate immune system to enhance clinical outcomes and address life-threatening conditions.

The cornerstone of Tivic Health’s portfolio is its Toll-like Receptor 5 (“TLR5”) program, led by Entolimod™, a late-stage agonist designed to treat acute radiation syndrome (“ARS”) and mitigate the systemic toxicities associated with medical radiation and chemotherapy. Entolimod is a versatile therapeutic with both prophylactic and mitigative capabilities, effectively preventing or treating the cellular damage caused by genotoxic treatments. The clinical significance of Entolimod has been recognized by the U.S. Food and Drug Administration ("FDA"), which has granted the candidate both Fast Track and Orphan Drug designations for the treatment of ARS. Furthermore, the Company holds Investigational New Drug ("IND") applications for Entolimod in both ARS and advanced oncology, with plans to advance Entolimod and its optimized variant, Entolasta™, into Phase 2 clinical studies for neutropenia and other oncology-related indications.

In December 2025, Tivic Health strategically vertically integrated its operations through the acquisition of Scorpius Holdings' assets via its wholly owned subsidiary, Velocity Bioworks. Based in San Antonio, Texas, Velocity operates as a full-service Contract Development and Manufacturing Organization ("CDMO") in San Antonio, TX. This acquisition included the integration of approximately 40 specialized technical personnel, providing Tivic with direct oversight of the Entolimod manufacturing lifecycle. This strategic move is expected to significantly accelerate our commercialization timeline by ensuring supply chain control and operational agility. Additionally, Velocity functions as a commercial CDMO, with the ability to provide specialized biomanufacturing services to external clients to drive independent profitability and diversify the Company's revenue streams.

Business Overview

Over the past fiscal year, the Company has successfully executed a transformative strategic pivot. At the beginning of 2025, Tivic Health operated primarily as a consumer health entity focused on its flagship bioelectronic product, ClearUP. Today, we have evolved into a clinical-stage biopharmaceutical company with a robust immunotherapy pipeline and integrated manufacturing capabilities.

Strategic Acquisition and the Biologics Program

A cornerstone of this transition was the execution of an exclusive worldwide licensing agreement with Statera Biopharma, Inc. This agreement added Entolimod™, a late-stage Toll-like Receptor 5 (TLR5) agonist, to our clinical pipeline. We further expanded this portfolio by exercising our option for an exclusive license to the neutropenia indication for both Entolimod and our second-generation, immune-optimized candidate, Entolasta™.

These assets represent a high-value investment opportunity, having been the subject of over 40 clinical and preclinical trials supported by $140 million in prior capital, including $35.6 million in non-dilutive funding from the Department of Defense (DoD), DTRA, NASA, and the NIH. The FDA has recognized the clinical importance of Entolimod by granting it Fast Track and Orphan Drug designations for the prevention and treatment of Acute Radiation Syndrome (ARS).

Regulatory Pathway and Clinical Objectives

Our immediate operational priority is the validation of the manufacturing process required for the submission of a Biologics License Application ("BLA") to the FDA. While the BLA is our primary domestic objective, we are also exploring opportunities for the emergency use of Entolimod in select international markets prior to formal U.S. commercialization.

Beyond ARS, we are leveraging our active IND application to initiate Phase 2 clinical studies targeting neutropenia and other oncology-related indications. Entolimod’s mechanism of action—activating the NF-κB pathway upstream of G-CSF—offers distinct therapeutic advantages. Clinical data (Krivokrysenko, et al., PLOS One, 2015) demonstrates that Entolimod not only stimulates hematopoiesis but also reduces apoptosis and accelerates tissue regeneration in the gastrointestinal tract. We believe these anti-apoptotic and prophylactic properties position our TLR5 agonists as compelling alternatives or adjunctive therapies to currently marketed G-CSF treatments.

Divestment and Operational Realignment

To ensure the disciplined allocation of resources toward our high-growth biologics program, the Board of Directors approved the wind-down of the ClearUP business and the cessation of active research into non-invasive cervical vagus nerve stimulation ("ncVNS"). We expect the wind-down of the consumer business to be substantially complete by year-end. In connection with this exit, the Company incurred approximately $347,000 in charges during 2025, with an additional $20,000 to $50,000 expected to finalize the process. While we will generate minimal revenue during this transition, we are retaining all intellectual property associated with our bioelectronic research for future monetization.

Launch of Velocity Bioworks (CDMO)

In December 2025, the Company launched Velocity Bioworks, Inc., a wholly owned subsidiary operating as a CDMO. Velocity serves a dual strategic purpose: it de-risks our Entolimod commercialization plan by providing internal control over the manufacturing and validation timeline, and it creates a new vertical revenue by offering specialized services to external partners.

Velocity Bioworks, Inc. offers biomanufacturing development work, analytic support, and CGMP manufacturing capability.  While we are in the early stages of market entry, this integrated model is designed to drive operational efficiencies and provide a path toward diversified profitability.

Recent Events

In the first quarter of 2026:

●	On March 2, 2026, Jennifer Ernst exited her position as Chief Executive Officer and, effective March 5, 2026, resigned her role as a member of the board of directors.

●	On March 3, 2026, we appointed Michael K. Handley as Chief Executive Officer of the Company and a member of the board of directors.

●	On March 13, 2026, we entered into several long-term leases for property in San Antonio, Texas to support the operations of our CDMO and to serve as our new corporate headquarters.

●

During March 2026, we continued active engagement with U.S. government agencies including BARDA, DoW/DTRA, NIH and NIAID through the TechWatch process regarding potential federal funding and Strategic National Stockpile procurement pathways.

Business Updates

Appointment of Michael K. Handley as Chief Executive Officer

In March 2026, Michael K. Handley was appointed as Chief Executive Officer and director.  Mr. Handley succeeds Jennifer Ernst as Chief Executive Officer.  Prior to being appointed as Chief Executive Officer, Mr. Handley was Chief Operating Officer and President of our biopharma division since joining the Company in February 2025.  Mr. Handley previously was the Chief Executive Officer of Statera Biopharma, Inc. from July 2021 to February 2025 and brings over two decades of cross-functional experience in drug/device commercialization, regulatory/clinical affairs, operations, strategic transactions, market development and partnering/licensing.

Appointment of Lisa Wolf as Chief Financial Officer

Effective October 1, 2024, Lisa Wolf was appointed as the Company’s interim Chief Financial Officer and Principal Financial and Principal Accounting Officer. In July 2025, Ms. Wolf was employed by the Company as the Chief Financial Officer. Ms. Wolf has played a key role in supporting our accounting and Commission reporting functions on an out-sourced basis since June 2022, when she joined Murdock Martell as Vice President.

Reverse Stock Split - 2025

Effective March 7, 2025, our Board approved a reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. We issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split, and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split.

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

Reverse Stock Split - 2023

Effective August 23, 2023, the Company implemented a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio of 1-for-100. As a result of the reverse stock split, the total number of shares of Common Stock held by each stockholder of the Company were converted automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to completion of the reverse stock split divided by 100. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. As a result, no fractional shares were issued in connection with the reverse stock split, and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities were exercisable or convertible by 100 and multiplied the exercise or conversion price thereof by 100, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value, or authorized shares, of either the common stock or preferred stock, as a result of the reverse stock split.

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

2025 Capital Raises

On April 29, 2025, the Company entered into a Securities Purchase Agreement (the "Preferred Purchase Agreement”) with an investor (the "Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s Series B Preferred Stock and warrants ("Investor Warrants”) to purchase shares of the Company’s common stock fora total purchase price of up to $8,400,000 (the "Tranched Financing”) in several tranche closings (each, a "Tranche Closing”).

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

In 2025, through a series of tranched closings, the Company sold an aggregate of 4,900 shares of Series B Preferred Stock and common warrants to purchase an aggregate of 509,987 shares of common stock for a total of $4.9 million in a series of registered public offerings. Net proceeds after deducting agent placement fees and offering costs were $4.1 million. The net proceeds were allocated between the common stock and Common Warrants issued in the offering based on the relative fair values, which were $3.0 million and $1.1 million, respectively.  The warrants have an exercise price of $3.04 per share and expire one year from the date of issuance.

On December 9, 2025, the Company entered into a Securities Purchase Agreement (the “Preferred Purchase Agreement”) with certain institutional investors (collectively, the “Preferred Offering Investors”), pursuant to which, subject to the conditions set forth therein, the Company agreed to sell to the Preferred Offering Investors, and the Preferred Offering Investors agreed to purchase from the Company, up to 75,000 shares of the Company’s newly designated Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) and warrants (“Preferred Offering Warrants”) to purchase shares of Common Stock for a total purchase price of up to $75,000,000 (the “Preferred Offering”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Preferred Offering shall be conducted through a series of separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Preferred Offering Investors up to an aggregate of 75,000 shares of Series C Preferred Stock, at a price of $1,000 per share, as follows: (i) 12,000 shares of Series C Preferred Stock, for $12,000,000 in gross proceeds to the Company, in the initial Tranche Closing, which was consummated on December 10, 2025; (ii) 6,000 shares of Series C Preferred Stock, for $6,000,000 in gross proceeds to the Company, in the second Tranche Closing, which shall be consummated three business days after the Second Tranche Closing Conditions (as defined below) have been satisfied or waived; and (iii) up to an aggregate of 57,000 shares of Series C Preferred Stock, for an aggregate of up to $57,000,000 in a series of subsequent Tranche Closings (each a “Subsequent Tranche Closing,” and together the “Subsequent Tranche Closings”), which shall be consummated when the Subsequent Tranche Closing Conditions (as defined in the Preferred Purchase Agreement) have been satisfied or waived, including but not limited to that the aggregate stated value of the Series C Preferred Stock outstanding does not exceed $3,000,000 and certain additional volume and price conditions are met.

In addition to the shares of Series C Preferred Stock to be sold and issued to the Investors in the Preferred Offering, at each Tranche Closing the Company shall also issue the Preferred Offering Investors an aggregate of Preferred Offering Warrants to purchase that number of shares of Company common stock equal to 50% of shares of common stock issuable upon conversion in full of the shares of Series C Preferred Stock issued in connection with the same Tranche Closing. Each Preferred Offering Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and Stockholder Approval), expire five years from the date of issuance, and have an exercise price of $2.2310 (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Preferred Offering Warrant).

F-25

In the event that the closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall be lower than the Floor Price, then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Preferred Offering Investors have the ability, subject to prior written consent of the Company, to purchase any number of shares of Series C Preferred Stock prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement during the term of the Preferred Purchase Agreement.

On December 11, 2025, the Company and the Preferred Offering Investors held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $12 million pursuant to the Preferred Purchase Agreement and issued 12,000 shares of Series C Preferred Stock to the Preferred Offering Investors. In addition to the shares of Series C Preferred Stock, the Company issued Preferred Offering Investor Warrants to purchase 2,904,528 shares of Company common stock with an initial exercise price of $2.231 per share. The Preferred Offering Investor Warrants are exercisable immediately and expire on December 10, 2030. Net proceeds to the Company, after deducting offering expenses paid by the Company, were $11.9 million. The net proceeds were allocated between the Series C Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $5.9 million and $5.9 million, respectively.

On September 13, 2024, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of our common stock. We will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares. We also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand for each bringdown, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days' prior written notice; and (iv) as otherwise permitted therein. During the year ended December 31, 2025, we sold a total of 193,161 shares of its common stock pursuant to the Distribution Agreement for gross proceeds of $1.2 million. We paid Maxim $37 thousand in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by us, was approximately $1.1 million.

Equity Lines of Credit

Mast Hill

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

Unless earlier terminated, the Mast Hill Purchase Agreement will remain in effect until the earlier of March 18, 2027, or the date on which Mast Hill has purchased the Maximum Commitment Amount (the “Commitment Period”). We have the right to terminate the Mast Hill Purchase Agreement at any time, subject to limitations set forth in the Mast Hill Purchase Agreement.

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

Craft Capital Management LLC ("Craft") acted as our placement agent in connection with this transaction. As compensation for such services, we paid Craft a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Mast Hill Purchase Agreement.

To date, in addition to the Mast Hill Commitment Shares, we issued 235,792 shares to Mast Hill under the Mast Hill Purchase Agreement. Gross proceeds were $865 thousand and net proceeds were $741 thousand after deducting offering costs.

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

On December 9, 2025, the Company notified Mast Hill of its election to terminate the Mast Hill Purchase Agreement for convenience. As a result, the Mast Hill Purchase Agreement terminated on December 9, 2025.

Tumim

On February 6, 2026, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC, (“Tumim”) pursuant to which we will have the right, but not the obligation, to sell to the Tumim up to the lesser of: (a) $50,000,000 of newly issued shares of our common stock, par value $0.0001 per share, and (b) the Exchange Cap (as defined below), from time to time, at our sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to Tumim (each such notice, a “VWAP Purchase Notice”). We shall be permitted to deliver a VWAP Purchase Notice to Tumim during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

The shares of Common Stock purchased pursuant to a VWAP Purchase (the “Shares”) will be purchased at the VWAP Purchase Price, which will be determined pursuant to a formula set forth in the Purchase Agreement. If we elect to use a one-trading-day valuation period in the VWAP Purchase Notice (the “One-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 97% of the volume-weighted average price (“VWAP”) of our Common Stock on the one trading day during such One-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by the Tumim. If we elect to use a One-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct Tumim to purchase Shares in an amount not to exceed the lesser of (i) 15% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date (as defined in the Purchase Agreement), or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $1,000,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period).

If we elect to use a three-trading-day valuation period in the VWAP Purchase Notice (the “Three-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 95% of the lowest daily VWAP of our Common Stock on any trading day during such Three-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by Tumim. If we elect to use a Three-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct Tumim to purchase Shares in an amount not to exceed the lesser of (i) 40% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date, or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $2,500,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period.

Tumim’s purchases of shares of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, including that Tumim may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of the Tumim, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap is obtained, we shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby would exceed 506,848 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Purchase Agreement equals or exceeds $1.02, which is the Minimum Price (as defined in the Purchase Agreement). The Company is under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for the Tumim’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the “Pre-Funded Warrants”), to the Tumim as a commitment fee (the “Commitment Fee”).

Pre-Funded Warrants

The Pre-Funded Warrants issued to Tumim as the Commitment Fee are exercisable immediately upon issuance and will not expire until exercised in full. The exercise price of the Pre-Funded Warrants is $0.0001 per share (nominal), as the exercise price was pre-funded to the Company in connection with the payment of the Commitment Fee. The Pre-Funded Warrants may be exercised on a cashless basis. The Pre-Funded Warrants contain a beneficial ownership limitation that prevents the Tumim from exercising the warrants to the extent that such exercise would result in Tumim (together with its affiliates) beneficially owning more than 4.99% (or, at the election of the Tumim, 9.99%) of the outstanding shares of Common Stock. The Pre-Funded Warrants are subject to customary adjustment provisions in the event of stock dividends, stock splits, combinations, reclassifications, or similar events. In the event of a Fundamental Transaction (as defined in the Pre-Funded Warrants), the holder will be entitled to receive, upon exercise, the same kind and amount of consideration that a holder of Common Stock would have received in connection with such transaction. The shares of Common Stock issuable upon exercise of the Pre-Funded Warrants will be registered for resale under the Registration Statement.

Registration Rights Agreement

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, dated as of February 6, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (a “Registration Statement”), to register under the Securities Act of 1933, as amended (the “Securities Act”), the offer and resale by Tumim of all of the shares that may be issued by the Company to the Tumim from time to time under the Purchase Agreement, including shares of Common Stock issuable upon exercise of the Pre-Funded Warrant. Tumim’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

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

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the “Neutropenia Option”) and to accelerate the first milestone payment of $500 thousand related to the neutropenia indication (the “Neutropenia Milestone Payment”), payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The Company paid the $500 thousand Neutropenia Milestone Payment paid in Company stock and was capitalized as licensed technology.

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

Nasdaq Compliance

On March 19, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for at least 30 consecutive business days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The notification has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from March 19, 2026, or until September 15, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before September 15, 2026, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending on September 15, 2026, then Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the Company notifies Nasdaq of its intent to cure the deficiency.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and September 15, 2026, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Securities Purchase Agreement

On February 11, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Statera. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) 359.6691 shares of Series A Preferred Stock (collectively, the “Securities”) for an aggregate price of approximately $1.2 million. Each share of Series A Preferred Stock is convertible into approximately 588 shares of common stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation (as defined and described below in Note 12).

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

Operational Updates

Fiscal 2025

In 2025, we invested in our product, innovation and development as follows:

●

In early 2025 we entered into a licensing agreement with Statera for a Phase III immunotherapy product and hired key personnel, including Michael K. Handley, Statera's Chief Execution Officer, to serve as Tivic's Chief Operating Officer and President of the Biopharma division. Mr. Handley subsequently became Tivic's Chief Executive Officer in March 2026, replacing Jennifer Ernst, Tivic's former Chief Executive Officer.

●	We expanded our license agreement with Statera to include neutropenia rights and rights to Entolimod's second-generation molecule, Entolasta.

●

We completed verification of the entolimod cell line at the Scorpius Biomanufacturing site. Later we acquired the assets of Scorpius and formed Velocity Bioworks representing a critical prerequisite for CGMP manufacturing steps required for BLA submission.

●

In the second quarter of 2025, we initiated engagement with U.S. government agencies and White House officials regarding Entolimod's potential role as a national biodefense medical countermeasure. Discussions continued in March 2026.

●

We discontinued the sale of our consumer product, ClearUP, and wound down the business. We also stopped development of our non-invasive cervical vagus nerve stimulation platform. These strategic moves will allow us to focus our resources on our biopharma program. We retain the IP rights related to these products and programs.

●	Throughout the year, we raised net proceeds of $18.5 million through the sale of preferred convertible stock and warrants to purchase common stock and prefunded warrants to new investors.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs, consulting expenses related to business development, D&O insurance, outside professional services and other expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation expense. Outside professional services consist of legal, finance, accounting and audit services, and other consulting fees. Beginning in the second quarter of 2025, we began to incur costs associated with business development and government relations efforts related to Entolimod. We expect selling, general and administrative expenses to vary as we expand our business development efforts related to Entolimod.

Other (Expense) Income

Change in fair value of derivative liability

The change in fair value of derivative liability represents the change in fair value of the derivative associated with the senior secured convertible note payable issued in December 2025.

Interest Income

Interest income includes interest income from our money market savings account.

Interest Expense

Interest expense reflects interest on our Senior Convertible Note Payable as well as amortization of the debt discount and issuance costs associated with the Senior Convertible Note Payable.

Discontinued Operations

Historically we generated revenue through the sale of our consumer product, ClearUP and ancillary products, including accessories and accelerated shipping charges. Due to declines in revenues since 2023 as well as the significant costs required to market and sell the product, our board of directors approved the wind down and exit from the consumer business. Discontinued operations represent the net revenues, costs of goods sold, selling and marketing costs and other charges associated with ClearUP.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	For the Year Ended December 31,
Statement of operations data:	2025	2024	Change
OPERATING EXPENSES
Research and development	$3,131	$1,313	$1,818
Selling, general and administrative	4,767	3,163	1,604
Total operating expenses	7,898	4,476	3,422
Loss from operations	(7,898)	(4,476)	(3,422)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	28	—	28
Interest income	23	6	17
Interest expense	(146)	—	(146)
Net other (expense) income	(95)	6	(101)
Net loss from operations before discontinued operations	(7,993)	(4,470)	(3,523)
Loss from discontinued operations	(885)	(1,185)	300
Net loss	$(8,878)	$(5,655)	$(3,223)

Research and Development Expenses

Research and development expenses increased by $1.8 million to $3.1 million for the year ended December 31, 2025 from $1.3 million for the year ended December 31, 2024. The increase was primarily due to the addition of biopharma activities, including increased personnel costs of $812 thousand and consultant expenses of $494 thousand associated with the development of Entolimod. In addition, an increase in personnel costs of $355 thousand was due to the addition of VBI in December 2025.

We expect to incur additional research and development expenses related to extending the indications for our product candidates as well as for operating the CDMO business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4.8 million for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024. The $1.6 million increase was due primarily to increased personnel costs of $248 thousand, increased legal expenses of $485 thousand related to the transactions occurring in 2025 including the acquisition of assets by VBI in December 2025, increased corporate costs of $344 thousand related to the Nasdaq non-compliance hearing and additional shareholder meetings required for transactions occurring in 2025 as well as increased investor relations efforts. Additionally, we incurred $192 thousand of selling, general and administrative expenses for the operations of VBI in December 2025.

Other (Expense) Income

Other expense, net, for the year ended December 31, 2025 and 2024 consisted of the change in fair value of the derivative associated with the senior secured convertible note payable issued in December 2025, interest income from our money market account and interest expense resulting from interest and amortization of discounts and issuance fees associated with the senior secured convertible note payable. Other income in 2024 consisted of interest income from our money market account.

Net Loss From Discontinued Operations

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, the Company’s board of directors approved the wind down of the Company’s ClearUP business, which the Company substantially completed prior to the end of the year. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the year ended December 31, 2025 and expects to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand in 2026 for disposal costs on remaining finished goods.

Net loss from discontinued operations was $0.9 million for the year ended December 31, 2025, a $0.3 million decrease from the net loss from discontinued operations of $1.2 million for the year ended December 31, 2024. The decrease can be attributed to a reduction in the volume of unit sales from the prior year and to a reduction in advertising and marketing costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016 and until early 2025, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States. Since early 2025, we have focused our efforts on entry into biologic therapeutics with our TLR5 program and the development of our lead product candidate, Entolimod. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. During the years ended December 31, 2025 and 2024, we incurred net losses of $8.9 million and $5.7 million, respectively, and used $7.0 million and $5.7 million of cash for operations, respectively. As of December 31, 2025, we had cash and cash equivalents of $12.6 million, working capital of $12.4 million and an accumulated deficit of $52.6 million.

We have financed our operations to date primarily through the sale of our securities and, prior to our IPO, convertible notes payable, the full balance of which converted into shares of our common stock in connection with our IPO.

On September 13, 2024, we entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through or to Maxim, as sales agent or principal, up to $10 million in shares of our common stock, subject to our then current “baby shelf” limitation under General Instruction I.B.6. of Form S-3. As of December 31, 2025, we had sold an aggregate of 3,456,435 shares of common stock pursuant to the Distribution Agreement, for gross proceeds of $3.0 million. We paid Maxim $90 thousand in commissions in connection with such sales. Net proceeds after deducting all offering costs were $2.8 million.

On March 18, 2025, we entered into the Mast Hill Purchase Agreement with Mast Hill, pursuant to which we will have the right, but not the obligation, to sell to Mast Hill up to $25 million in shares of our common stock from time to time over a two-year period, subject to certain conditions precedent and other limitations (including without limitation beneficial ownership limitations). As a condition to our ability to effect sales under the Mast Hill Purchase Agreement, the shares must be registered for resale by Mast Hill pursuant to an effective registration statement. As of December 31, 2025, we had sold an aggregate of 235,792 shares of our common stock to Mast Hill pursuant to the Mast Hill Purchase Agreement for gross proceeds of $783 thousand and net proceeds of $741 thousand after deducting placement agent fees and offering costs. The Mast Hill Purchase Agreement was terminated on December 9, 2025.

On April 29, 2025, we entered into a securities purchase agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”), pursuant to which, subject to the conditions set forth therein, we agreed to sell to Helena, and Helena agreed to purchase from us, up to 8,400 shares of Series B Preferred Stock and warrants to purchase shares of our common stock for a total purchase price of up to $8.4 million in six separate (each, a “Series B Tranche Closing”), subject to satisfaction of certain conditions precedent and other limitations. As of September 26, 2025, we had completed four of the six tranche closings contemplated by the Helena Purchase Agreement. On June 25, 2025, we closed the initial tranche of funding, which included the sale and issuance to Helena of 700 shares of Series B Preferred Stock and warrants to purchase 61,287 shares of our common stock at an initial exercise price of $3.85 per share. Gross proceeds were $700 thousand and net proceeds were $585 thousand, after deducting placement agent fees and offering expenses. On July 31, 2025, we closed the second tranche of funding, which included the sale and issuance to Helena of 700 shares of Series B Preferred Stock and warrants to purchase 64,065 shares of our common stock at an initial exercise price of $3.97 per share. Gross proceeds were $700 thousand and net proceeds were $635 thousand, after deducting placement agent fees and offering expenses. On August 21, 2025, we closed the third tranche of funding, which included the sale and issuance to Helena of 1,750 shares of Series B Preferred Stock and warrants to purchase 188,842 shares of our common stock at an initial exercise price of $3.372 per share. Gross proceeds were $1.75 million and net proceeds were $1.6 million, after deducting placement agent fees and offering expenses. On September 26, 2025, we closed the fourth tranche of funding, which included the sale and issuance to Helena of 1,750 shares of Series B Preferred Stock and warrants to purchase 195,793 shares of our common stock at an initial exercise price of $3.04 per share. Gross proceeds were $1.75 million and net proceeds were $1.6 million, after deducting placement agent fees and offering expenses. Due to certain repricing protections in the warrants to purchase shares of our common stock, the exercise price of such warrants issued in the initial, second and third tranche closings were adjusted down each time such warrants were subsequently issued to Helena at a lower price. Therefore, as of September 26, 2025, with the closing of the fourth Tranche, all warrants issued in connection with the Helena Preferred Purchase Agreement had an exercise price of $3.04 per share. On December 9, 2025, Helena assigned the Helena Purchase Agreement, including all of its rights and obligations thereunder, to 3i, LP (“3i”), and 3i purchased all of the outstanding shares of Series B Preferred from Helena. In addition, on December 9, 2025, the Company and 3i entered into the Amendment to Securities Purchase Agreement (the “Series B Amendment” and together with the Helena Purchase Agreement, the “Series B Preferred Purchase Agreement”), which provided, among other things, that the Board shall take all necessary action to lower the applicable Series B Floor Price (as defined below) to $0.39 per share from $1.294 per share.

On December 9, 2025, we entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with 3i, pursuant to which we agreed to issue, in a private placement, upon the satisfaction of certain conditions specified in the Note Purchase Agreement, a senior secured convertible note (the “Note”) in the principal amount of $16,253,147 and a warrant (the “Note Offering Warrant”) to purchase up to an aggregate of 4,553,213 shares of our common stock to 3i for an aggregate purchase price of $16,253,147 (the “Note Offering”). The Note is convertible in part or in whole, at the option of the holder, at any time, into such number of shares of our common stock equal to the sum of the principal amount of the Note, plus all accrued and unpaid interest, plus any Make-Whole Amount (as defined in the Note), plus any unpaid late charges (the “Holder Conversion Amount”) at a conversion price equal to $2.2310 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap and other limitations; provided, however, that if at any time while the Note is outstanding, we sell or grant any options to purchase or sells or issues shares of our common stock or common stock equivalents at a price below the Conversion Price then in effect (such lower price, the “Base Conversion Price”), then the Conversion Price shall be lowered to such Base Conversion Price. Notwithstanding the foregoing, subject to the terms of the Note, at any time after the effective date of a registration statement covering the shares of common stock issuable upon conversion of the Note (the “Note Conversion Shares”) and shares of common stock issuable upon exercise of the Note Offering Warrants (the “Note Offering Warrant Shares”), the holder shall be entitled to convert all or any portion of the unpaid Holder Conversion Amount not exceeding $750,000 (or a higher amount mutually agreed upon by the Company and the holder) per calendar month into Conversion Shares at a conversion price equal to 97% of the lowest VWAP of the shares of our common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the conversion date, provided that the Alternative Conversion Price may not be below $0.39 (the “Note Floor Price”). If the Alternative Conversion Price is below the Note Floor Price, then in addition to the issuance of the Note Conversion Shares, we shall pay the holder cash as a true-up in accordance with the Note. All conversions are subject to certain beneficial ownership limitations, as set forth in the Note. The Note Offering Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and stockholder approval of the waiver of the Exchange Cap), expire five years from the date of issuance, and have an exercise price equal to $2.2310 (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Note Offering Warrant). The Note Offering Warrant provides for cashless exercise under certain circumstances. All exercises are subject to certain beneficial ownership limitations, as set forth in the Note Offering Warrant.

On December 9, 2025, we entered into a Securities Purchase Agreement (the “Series C Preferred Purchase Agreement”) with certain institutional investors (collectively, the “Series C Preferred Offering Investors”), pursuant to which, subject to the conditions set forth therein, we agreed to sell to the Series C Preferred Offering Investors, and the Series C Preferred Offering Investors agreed to purchase from us, up to 75,000 shares of our newly designated Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) and warrants to purchase shares of our common stock for a total purchase price of up to $75,000,000 (the “Series C Preferred Offering”) in several tranche closings (each, a “Series C Tranche Closing”).

The Series C Preferred Purchase Agreement provides that the Series C Preferred Offering shall be conducted through a series of separate Series C Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Series C Preferred Purchase Agreement, the Company shall sell and issue the Series C Preferred Offering Investors up to an aggregate of 75,000 shares of Series C Preferred Stock, at a price of $1,000 per share, as follows: (i) 12,000 shares of Series C Preferred Stock, for $12,000,000 in gross proceeds to the Company, in the initial Series C Tranche Closing, which was consummated on December 10, 2025; (ii) 6,000 shares of Series C Preferred Stock, for $6,000,000 in gross proceeds to the Company, in the second Series C Tranche Closing, which shall be consummated three business days after the Second Tranche Closing Conditions (as defined below) have been satisfied or waived; and (iii) up to an aggregate of 57,000 shares of Series C Preferred Stock, for an aggregate of up to $57,000,000 in a series of subsequent Series C Tranche Closings (each a “Subsequent Tranche Closing,” and together the “Subsequent Tranche Closings”), which shall be consummated when the Subsequent Tranche Closing Conditions (as defined in the Preferred Purchase Agreement) have been satisfied or waived, including but not limited to that the aggregate stated value of the Series C Preferred Stock outstanding does not exceed $3,000,000 and certain additional volume and price conditions are met.

On February 6, 2026, we entered into Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") whereby we have the right, but not the obligation to sell to the investor the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a “VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

Although we continuously monitor operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop our current product candidates and new product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and, in the future, Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the year ended December 31, 2025, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, our entry into biologic therapeutics through our License Agreement with Statera, evaluating and conducting diligence on potential licensing and acquisition candidates, and the establishment of public company operating infrastructure and general operations. Although we have taken measures to manage our operating expenses, including the wind down of ClearUP, we expect that our operating expenses may increase as we advance product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and maintain compliance with material government (in addition to environmental) regulations. We may increase our research and development investments in clinical studies to advance additional indications for our licensed TLR5 agonists, Entolimod and Entolasta, in 2026. We also plan to increase investments in manufacturing and regulatory processes for these product candidates as we prepare to seek a Biologics License, via a BLA, from the FDA.

Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, the regulatory approval process, as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. We expect to dedicate our capital resources to the advancement of our TLR5 agonist programs. We do not expect revenues until such time, if ever, that we obtain regulatory approval and are able to commercialize and derive revenue from the sale of our product candidates.

Manufacturing of biologics is inherently unpredictable, and costs and timelines associated with development of the manufacturing processes may vary materially from our expectations. Additionally, clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. We cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $52.6 million through December 31, 2025. We expect to incur additional losses in the future as we expand our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

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

The timing and amount of our operating expenditures will depend largely on:

●	our ability to raise additional capital if and when necessary and on terms favorable to the Company;

●	the payment terms and timing of commercial contracts entered into for manufacturing and sales of our products to and through online third-party retailers;

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the timing and amount of milestone payments we may receive or be required to pay under any future collaboration agreements;

●	whether we close potential future strategic opportunities, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;

●	our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;

●	the costs involved in prosecuting and enforcing patent and other intellectual property claims;

●	the cost and timing of additional regulatory approvals beyond those currently held by us;

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Year Ended December 31,
	2025	2024
Cash used in continuing operating activities	$(6,619)	$(5,082)
Cash used in continuing investing activities	(705)	—
Cash provided by continuing financing activities	18,347	4,332
Net increase (decrease) in cash and cash equivalents from continuing operations	$11,023	$(750)

Operating Activities

Net cash used in continuing operating activities for the year ended December 31, 2025 was $6.6 million, which consisted primarily of net loss of $8.0 million decreased by non-cash charges of $922 thousand and a net decrease of $452 thousand in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $564 thousand, the write-off of $143 thousand of offering costs related to unclosed financing arrangements, amortization of debt discount and loan costs of $97 thousand and $93 thousand of warrants issued in exchange for services.  The change in our net operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $374 thousand and a decrease in prepaid expenses and other assets of $78 thousand.

Net cash used in continuing operating activities for the year ended December 31, 2024 was $5.1 million, which consisted primarily of net loss of $4.5 million decreased by non-cash charges of $581 thousand and increased by a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $229 thousand, and amortization of right-of-use assets of $349 thousand. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $936 thousand and a decrease in lease liabilities of $369 thousand, offset by $112 thousand of decreases in our operating assets.

Investing Activities

Net cash used in continuing investing activities for the year ended December 31, 2025 was $705 thousand and consisted primarily of $543 thousand in costs to acquire licenses from Statera and $124 thousand of cash used to issue a note receivable necessary to support the development of our TLR-5 program. There was no cash used in investing activities during the year ended December 31, 2024.

Financing Activities

Our continuing financing activities provided $18.4 million of cash during the year ended December 31, 2025, which consisted primarily of $741 thousand of net proceeds from the sale of 235,792 shares of our common stock pursuant to our Equity Purchase Agreement with Mast Hill, $4.3 million of net proceeds from the issuance of 4,900 shares of Series B preferred stock and common stock warrants to purchase an aggregate of 509,987 shares of common stock, and $11.9 million of net proceeds from the sale of 12,000 shares of Series C preferred stock and common warrants to purchase an aggregate of 2,904,528 shares of common stock.

Our financing activities provided $4.3 million of cash during the year ended December 31, 2024, which consisted of $3.2 million of net proceeds from the sale of 277,059 shares of our common stock and common warrants to purchase an aggregate of 692,648 shares of common stock in May 2024, net of offering discounts and other costs plus approximately $1.1 million of net proceeds related to the sale of 193,161 shares of our common stock sold pursuant to an ATM agreement, net of commissions and other offering costs.

Known Trends or Uncertainties

As discussed elsewhere in this Report, the world has continued to be affected by the ongoing conflict between Russia and Ukraine and the more recent conflict among the U.S., Israel, Hamas and Iran, economic uncertainty in human capital management (“HCM”) and certain other macroeconomic factors. The general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over the last three years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including the potential of employee attrition, amongst other things.

Although we currently do not anticipate supply shortages, they will continue to pose a material risk for the Company in the near term, as a matter of business, we evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with inflation, tariffs, and other economic factors) could result in an increase in the cost of the components and other materials used in our products and product candidates, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that the price of our components or other materials increases significantly or we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

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

Inflation

Inflation increased significantly in 2025; although it has decreased recently, future rates are unknown. Inflationary factors, such as increases in the cost of our products, interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with the ongoing conflicts between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased component and services pricing.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

Office Lease

On May 30, 2024, we entered into a Co-Working Space Agreement, pursuant to which we rented office space in Fremont, California for a total of $1 thousand per month. The agreement had an initial term of six months that commenced June 1, 2024, after which it became a month-to-month agreement until its termination effective December 31, 2025.

Lease costs recorded during the years ended December 31, 2025 and 2024 were $118 thousand and $222 thousand, respectively.

In March 2026, we entered into three facility leases in connection with our subsidiary’s operations in San Antonio, TX.  At the same time, we relocated our corporate headquarters to San Antonio, TX.  The corporate headquarters are located within the Velocity Bioworks, Inc administrative offices.

On March 13, 2026, we entered into a lease for an 8,024 square foot facility that will serve as Velocity’s microbial facility. The initial term of the lease is eight years, unless earlier terminated by the parties pursuant to the lease terms. We have (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the building from the landlord at any time during the first 24 months of the initial term for $12.5 million. Initial monthly base rent is approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. Pursuant to the lease, we are also obligated to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

On March 9, 2026, we entered into a lease for a 20,144 square foot facility that will serve as Velocity’s mammalian facility. The lease term is 102 months, effective January 1, 2026, unless earlier terminated by the parties pursuant to the lease terms. Initial monthly base rent is approximately $55,030 for the first twelve months, or a total of $660,357, with annual increases of approximately 3%. The aggregate base rent over the lease term is approximately $6.29 million. Pursuant to the lease, we are also obligated to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

On March 13, 2026, we entered into a sublease for approximately 8,122 square feet of office space that will serve as Velocity’s administrative offices. The lease term is 102 months, effective January 1, 2026, unless earlier terminated by the parties pursuant to the lease terms. Initial monthly base rent is approximately $30,436 with annual increases of approximately 3%. The aggregate base rent over the lease term is approximately $3.9 million. Pursuant to the lease, we are also obliged to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

Purchase Commitments

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0 to 60 days and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

●

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience to determine the expected term of the granted stock option awards, we based our expected term for awards issued to employees and non-employees using the simplified method which is presumed to be the midpoint between the vesting date and the end of the contracted term.

●

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.

●

Expected Volatility—Since we do not have a trading history of common stock, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

●	Dividend Rate—The expected dividend rate is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

●

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

Common Stock Valuations

The fair value of the shares of common stock underlying our stock-based awards prior to our IPO was determined by our Board with input from management and contemporaneous third-party valuations. We believe that our Board had the relevant experience and expertise to determine the fair value of our common stock prior to our IPO. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

●	contemporaneous valuations of our common stock performed by independent third-party specialists;

●	the prices, rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;

●	the prices of common or convertible preferred stock sold to third-party investors by us;

●	lack of marketability of our common stock;

●	our actual operating and financial performance;

●	current business conditions and projections;

●	hiring of key personnel and the experience of our management;

●	the history of the company and notable milestones;

●	our stage of development;

●	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;

●	the market performance of comparable publicly traded companies; and

●	the U.S. and global capital market conditions.

In valuing our common stock, our Board determined the equity value of our business using the hybrid method with input from management and contemporaneous third-party valuations. The hybrid method is based upon the probability-weighted value across two scenarios, being (i) successfully consummating an initial public offering and (ii) alternative scenarios in which an initial public offering is not consummated. The hybrid method can be a useful alternative to explicitly modeling all probability-weighted expected return scenarios in situations when the company has transparency into one or more near term exits but is unsure about what will occur if current plans do not materialize. In the first scenario, the potential exit date, the probability exit value, and the likelihood of interim financings were considered. In the second scenario, which was assigned the residual probability, the potential exit date, the equity volatility, the assumed interest rate, the dividend yield and equity inflection points at which the allocation of proceeds changes were considered. The valuation method considers the total number of shares authorized and outstanding, as well as recent issuances of both preferred and common stock.

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

We have taken advantage of reduced reporting requirements in this Report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, we are also a "smaller reporting company" as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2025, included elsewhere in this Report.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

In connection with this assessment, management determined that there was a material weakness in the Company’s internal controls over financial reporting due to the small size of our accounting and financial reporting team. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the material weakness, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was not effective. Management reviewed the results of management’s assessment with the Audit and Risk Committee of our Board.

In order to address and resolve the weakness, the Company is evaluating the optimal accounting and finance personnel level/resources, to the extent feasible based upon the Company’s financial position, and continues to enhance its relevant processes and procedures.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2025 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B - Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth the names, ages, and positions of our directors as of March 17, 2026. There are no arrangements or understandings between any director and any other person pursuant to which any director was or is to be selected as a director.

Name	Age	Position
Michael K. Handley	55	Chief Executive Officer and Director
Sheryle Bolton	79	Chair of the Board
Christina Valauri	70	Director
Dean Zikria	58	Director

Michael K. Handley has served as our Chief Executive Officer and as a director since March 3, 2026; he also served as our Chief Operating Officer from February 2025 to March 2026. Mr. Handley brings over two decades of cross-functional experience in drug/device commercialization, regulatory/clinical affairs, operations, strategic transactions, market development and partnering/licensing. Previously, from July 2021 until February 2025, Mr. Handley served as President, Chief Executive Officer and Chairman of Statera Biopharma, Inc. From July 2019 to March 2020, he served as the Chief Executive Officer and a director of Immune Therapeutics. Prior to that, from 2012 to 2018, Mr. Handley served as the Chief Executive Officer and a director of Armis Biopharma, a development-stage healthcare company, where Mr. Handley was responsible for day-to-day operations, executing a profitable growth strategy, obtaining global product approvals, overseeing intellectual property strategy, product commercialization, business development and financing. Mr. Handley founded Vessix Vascular, Inc. in 2011 and served as its Vice President of Clinical, Quality and Regulatory until 2012, when it was acquired. Mr. Handley also served as the Global Head of Regulatory at Acclarent, Inc. from 2010 to 2011 until it was acquired. Prior to that, he served in senior executive roles at Spectranetics (Nasdaq: SPNC), a medical device company, and Accelapure Corporation, a biotechnology company. Prior to beginning his business career, Mr. Handley spent several years in various consulting and drug development roles at the public biotech companies Genentech, Inc. (Nasdaq: DNA), Amgen Inc. (Nasdaq: AMGN) and Gliatech Inc. (formerly Nasdaq: GLIA). Mr. Handley graduated cum laude from Colorado State University with Bachelor of Science degrees in molecular biology, physiology and minors in chemistry, and neurobiology in 1995. Mr. Handley attended The Graziadio Business School of Pepperdine University for his Executive Master of Business Administration degree.

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

Christina Valauri has served as a director on our Board since July 1, 2024, prior to which she served as a strategic advisor to the Company starting in April 2023, and brings over 30 years of experience as a seasoned capital markets professional with extensive analytical and management experience. Ms. Valauri has a proven track record as a senior healthcare analyst, U.S. and Global Head of Equity Research, senior broker-dealer manager, strategic business consultant, and board director and advisor. As a managing director and senior manager within capital markets, she has successfully developed and executed transformational business strategies in the U.S. and internationally to drive growth, and provided enhanced operating performance and comprehensive regulatory and supervisory oversight. She has held leadership roles at U.S. and international firms, including as the Global Director of Research at Cantor Fitzgerald, and senior research management roles at Credit Lyonnais, ING and Natixis. Ms. Valauri’s career in equity securities research expands the Board’s deep expertise in pharmaceutical, biotech, and med-tech industries. She has extensive experience identifying and analyzing the commercial potential of breakthrough innovations, as well as mentoring and advising C-suite teams of private and public early-stage healthcare companies through product development, regulatory, go-to-market strategies, potential mergers and acquisitions, and IPOs.

Ms. Valauri has held the position of Entrepreneur in Residence at Weill Cornell Medicine BioVenture eLab and serves as a guest lecturer in the Accelerating BioVenture Innovation (ABI) course which educates scientists and clinicians on transforming scientific discoveries into useful commercial medical technologies. She is currently a BioVenture eLab mentor where she applies her skills and experience in life sciences and business and supports and facilitates the organization’s mission to foster an entrepreneurial ecosystem related to the innovations of researchers and clinicians. Ms. Valauri is the founder and CEO of Sagestone Advisory, LLC, and where she advises growing and pre-revenue companies on formulating and executing growth strategies. She has been recognized by The Wall Street Journal’s “Best on the Street” All-Star Analyst Survey and has received the Award for Excellence in Medical Education Public Affairs Association of American Medical Colleges NYU. Ms. Valauri holds a Bachelor of Arts in Biology from Reed College, an Executive Master of Business Administration from Cornell University Johnson School of Management and holds the National Association of Corporate Directors Directorship Certification (NACD.dc) and Competent Boards Sustainability & ESG Designation (GCB.D).

Dean Zikria has served as a director on our Board since July 10, 2019. Mr. Zikria brings deep industry experience in allergy and asthma as well as other chronic diseases to the board. Since August 2019, Dean has been the Founder, CEO and Chairman of Mind Machine LLC, a Silicon Valley based marketing/advertising agency - focused on the MedTech industry. From June 1, 2021, until January 2023, he served as the Chief Commercial Officer at Intuity Medical Inc., a Silicon Valley MedTech company launching a highly disruptive glucose meter in the diabetes industry. In addition, he has served as Chairman of DZ Advisors, LLC, a company founded by Mr. Zikria in 2017 that provides consulting and advisory services to the medtech, biotech, digital health and pharmaceutical industries; since inception, where he also served as President from December 2017 until May 31, 2021. Mr. Zikria also sits on the boards of the following privately held companies: AsthmaTek, Inc., a startup digital health company in the asthma space; Brev.Dev, Inc., a technology company developing a disruptive platform to aid developers. Dean previously served as Chief Executive Officer of Spirosure Inc., a FeNO detection company for asthma diagnostics, from 2014 to 2017. Additionally, he previously served as head of global marketing for Johnson & Johnson’s Animas Corporation within their medical device & diagnostics division. He was head of strategy for Pfizer Pharmaceuticals U.S. Cardiovascular Unit, a division with approximately $7 billion in annual revenues. Mr. Zikria brings experience in strategic planning, scenario planning and analysis, and mergers and acquisitions, including sourcing, transactions and integration.

Board Classification

In accordance with the terms of our Certificate of Incorporation, our Board is divided into three staggered classes, and each of our directors is assigned to one of the three classes, Class I, Class II and Class III. Each class of directors is elected for a three-year term, as set forth below. Currently, our directors are divided among the three classes as follows:

•	The Class I directors are Christina Valauri and Michael K. Handley, and their current terms will expire at our 2028 annual meeting of stockholders;

•	The Class II director is Dean Zikria, and his current term will expire at our 2026 annual meeting; and

•	The Class III director is Sheryle Bolton, and her current term will expire at our 2027 annual meeting of stockholders.

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

Audit and Risk Committee

Our Board has established an Audit and Risk Committee, which consists of three independent directors, Dean Zikria, Sheryle Bolton and Christina Valauri, with Sheryle Bolton serving as the Chairperson. The Board has determined that each member of the Audit and Risk Committee meets the independence requirements of Rule 10A-3 of the Exchange Act, and the applicable rules of Nasdaq, and has sufficient knowledge in financial and auditing matters to serve on the Audit and Risk Committee. The committee’s primary duties include:

●	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

●

reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the results of the independent auditor’s audit or review, as the case may be;

●	reviewing our financial reporting processes and internal control over financial reporting systems and the performance, generally, of our internal audit function;

●

overseeing the audit and other services of our independent registered public accounting firm and being directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the Audit and Risk Committee;

●	providing an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board;

●	reviewing any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;

●	preparing the Audit and Risk Committee report for inclusion in our proxy statement for our annual stockholder meetings;

●	establishing procedures for complaints received regarding our accounting, internal accounting control and auditing matters;

●	overseeing the Company’s enterprise risk management process; and

●	approving all audit and permissible non-audit services conducted by our independent registered public accounting firm.

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

Compensation Committee

Our Board has established a Compensation Committee, which consists of three independent directors (as defined under the general independence standards of Nasdaq and our Corporate Governance Guidelines): Dean Zikria, Sheryle Bolton and Christina Valauri are each a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act). Sheryle Bolton serves as Chairperson of the Compensation Committee. The committee’s primary duties include:

●	reviewing all overall compensation policies and practices;

●	administering the Company’s compensation recovery policy;

●	approving corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives;

●	determining and approving executive officer compensation, including base salary and incentive awards;

●	reviewing and approving, or making recommendations to the Board regarding compensation plans;

●	administering our equity incentive plan, subject to Board approval; and

●	reviewing succession planning for key executives.

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

Nominations and Corporate Governance Committee

Our Board has also established a Nominations and Corporate Governance Committee, which consists of Dean Zikria, Sheryle Bolton and Christina Valauri, with Christina Valauri serving as Chairperson. The committee’s primary duties include:

●	recruiting new directors, consider director nominees recommended by stockholders and others and recommend nominees for election as directors;

●	reviewing the size and composition of our Board and committees;

●	overseeing the evaluation of the Board;

●	recommending actions to increase the Board’s effectiveness; and

●	developing, recommending and overseeing our corporate governance principles, including our Code of Business Conduct and Ethics and our Corporate Governance Guidelines.

Nomination of Directors

Our Nominations and Corporate Governance Committee is charged with making recommendations to our Board regarding qualified candidates to serve as members of the Board. The Nominations and Corporate Governance Committee’s goal is to assemble a board of directors with the skills and characteristics that, taken as a whole, will ensure a strong board of directors with experience and expertise in all aspects of corporate governance. Accordingly, the committee believes that candidates for director should have certain minimum qualifications, including personal integrity, strength of character, an inquiring and independent mind, practical wisdom, and mature judgment. In evaluating director nominees, the Nominations and Corporate Governance Committee considers the following factors:

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

The Nominations and Corporate Governance Committee identifies nominees by first evaluating the current members of the relevant class of our Board that are willing to continue in service. Current members of our Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, but the committee at all times seeks to balance the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the relevant class of our Board does not wish to continue in service at the time that their term is scheduled to expire, the Nominations and Corporate Governance Committee’s policy is to not re-nominate that member for re-election. The Nominations and Corporate Governance Committee identifies the desired skills and experience of a new nominee and then uses its network and external resources to solicit and compile a list of eligible candidates.

We do not have a formal policy concerning stockholder recommendations of nominees for directors to the Nominations and Corporate Governance Committee, as, to date, we have not received any recommendations from stockholders requesting the Nominations and Corporate Governance Committee to consider a candidate for inclusion among the Company’s slate of nominees in our proxy statements. However, the absence of such a policy does not mean that such recommendations will not be considered. Notwithstanding the foregoing, stockholders wishing to recommend a candidate for election must follow the process outlined in Section 2.5 of our Bylaws and comply with the rules established by the Commission, including Rule 14a-19(b) of the Exchange Act, as applicable.

Executive Officers

The following table sets forth the names, ages, and positions of our executive officers as of March 17, 2026. There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected to serve in such role.

Name	Age	Position
Jennifer Ernst	57	Former Chief Executive Officer and Director
Lisa Wolf	63	Chief Financial Officer
Michael K. Handley	55	Chief Executive Officer and Director (Former Chief Operating Officer)

Jennifer Ernst was a co-founder and previously served as our Chief Executive Officer and as a director from September 2016 until her departure in March 2026; she also served as our Chief Financial Officer from September 2016 to July 2021. Previously, Ms. Ernst served as the Chief Executive Officer of the U.S. subsidiary of Thin Film Electronics ASA from April 2011 to December 2015. Ms. Ernst also served as the Chief Strategy Officer of Thin Film Electronics ASA from January 2014 to December 2015, where she established and guided the strategic planning process across all business functions and four separate product lines. Ms. Ernst also worked for Xerox PARC for over 20 years, where she held multiple go-to-market roles, including as the Director of Business Development. Ms. Ernst previously served as a director of FlexTech Alliance, the U.S. national consortium for flexible and printed electronics, for four years, including one year as the Chair. Ms. Ernst earned her Master of Business Administration degree from Santa Clara University.

Lisa Wolf currently serves as our Chief Financial Officer, a role she has held since July 3, 2025, prior to which she served as interim Chief Financial Officer from October 2024 until July 2025. Ms. Wolf brings over 30 years of experience in public accounting and private industry, including for both public and private companies spanning multiple industries. Ms. Wolf has played a key role in supporting the Company’s accounting and SEC reporting functions on an out-sourced basis since June 2022, when she joined Murdock Martell as Vice President. Murdock Martell is a consulting and recruiting firm offering cutting-edge finance, accounting and human relations solutions focused primarily on life science and technology sectors. Prior to joining Murdock Martell, Ms. Wolf spent eight years at Resonant, Inc. (Nasdaq: RESN), a micro-cap public technology company that was acquired by Murata Electronics North America, Inc. in March 2022, initially serving as Vice President of Finance and then Chief Accounting Officer of Resonant, Inc. Ms. Wolf holds a B.S. in Business Administration from California State University, Northridge and earned her CPA while working at Arthur Andersen.

Michael Handley currently serves as our Chief Executive Officer and as a director, effective March 3, 2026, and previously served as our Chief Operating Officer and President of Tivic Biopharma from February 2025 until March 2026. Please see Mr. Handley's biography under the section entitled “Directors,” above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025 and written representations that no other reports were required, there were no late Section 16 filings during the year ended December 31, 2025.

Item 11 – Executive Compensation

Overview

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “Summary Compensation Table,” below. For the fiscal year ending December 31, 2025, our “named executive officers” and their positions were as follows:

●	Jennifer Ernst, our former Chief Executive Officer;

●	Michael K. Handley, our Chief Executive Officer and former Chief Operating Officer; and

●	Lisa Wolf, our Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025 , and December 31, 2024, the dollar value of all cash and non-cash compensation earned by our named executive officers, as set forth above.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Totals ($)
Jennifer Ernst,	2025		300,000	—	68,750	255,850	28,016	396,767
Former Chief Executive Officer and Director	2024		275,000	—	113,000	36,160	42,456	430,456
Michael Handley,	2025		261,250	—	305,655	135,450	23,789	590,694
Chief Executive Officer and Director; Former Chief Operating Officer	2024		—	—	—	—	—	—
Lisa Wolf,	2025	(4)	116,364	—	—	240,800	217,614	333,977
Chief Financial Officer	2024	(4)	—	—	5,650	—	59,469	65,119

(1)

Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock awards and restricted stock units issued in fiscal 2025 and 2024. These amounts represent the grant date fair value of stock awards granted in fiscal 2025 and 2024 computed in accordance with FASB ASC Topic 718. See Note 15 to our financial statements included in Report regarding assumptions underlying the valuation of equity awards.

(2)

Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of stock options issued in fiscal 2025 and 2024. These amounts represent the grant date fair value of stock options granted in fiscal 2025 and 2024 computed in accordance with FASB ASC Topic 718. We do not include any impact of estimated forfeitures related to service-based vesting terms in these calculations. See Note 15 to our financial statements included in Report regarding assumptions underlying the valuation of equity awards.

(3)	Includes the cost of health insurance coverage and benefits paid by the Company that is not reimbursed.
(4)	Lisa Wolf provided services as a contractor for the period October 2024 until July 2025. Payments made pursuant to the contractor agreement are included in all other compensation.

Narrative to the summary compensation table

Employment Agreements / Arrangements

As of the year ended December 31, 2025, we had executive employment agreements in place with Jennifer Ernst, our former Chief Executive Officer, Michael Handley, our Chief Executive Officer (and former Chief Operating Officer) and Lisa Wolf, our Chief Financial Officer. A summary of the terms of such agreements is set forth below. A summary of the material terms of such agreements is set forth below.

Currently, the annual compensation of each of our executive officers is determined by the Board. The named executive officers are also entitled to participate in the Company’s benefit plans, which benefits are generally available to all full-time employees.

Executive Employment Agreement with Jennifer Ernst

On October 8, 2025, the Company entered into an executive employment agreement (the “Ernst Employment Agreement”) with Jennifer Ernst, the Company’s former Chief Executive Officer, which replaced and superseded that executive offer letter previously entered into by and between the Company and Ms. Ernst on July 31, 2021.

Pursuant to the Ernst Employment Agreement, Ms. Ernst (i) was entitled to receive a base salary of $325,000 per annum (subject to review and adjustment in accordance with the Company’s normal performance review practices); (ii) was eligible to receive, at the sole discretion of the Board an annual end-of-year incentive bonus in an amount up to 50% of her base salary; and (iii) was eligible to receive annual focal grants, as determined by the Board or the Compensation Committee of the Board, pursuant to the A&R 2021 Equity Incentive Plan.

Effective March 2, 2026, Jennifer Ernst resigned from her positions as Chief Executive Officer and, effective March 5, 2026, as a member of the Board. On March 3, 2026, the Company and Ms. Ernst entered into a Separation Agreement (the “Separation Agreement”). Ms. Ernst’s resignation was not the result of any dispute or disagreement with the Company or management on any matter relating to the Company’s operations, policies or practices.

Pursuant to the Separation Agreement and consistent with Ms. Ernst’s Executive Employment Agreement, dated October 8, 2025, Ms. Ernst will receive: (i) an aggregate cash payment of $325,000 over a 12-month period (the “Severance Period”), (ii) continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) for the duration of the Severance Period, (iii) continued vesting of all outstanding unvested equity awards held by Ms. Ernst as of the Effective Date for the duration of the Severance Period, and (iv) $50,000 in restricted common stock of the Company, subject to shareholder approval.

Executive Employment Agreement with Michael K. Handley

On February 12, 2025, in connection with his appointment as Chief Operating Officer of the Company and President of the Tivic Biopharma division, the Company and Mr. Handley entered into an executive employment agreement (the “Handley Employment Agreement”), pursuant to which Mr. Handley (i) is entitled to receive a base salary of $300,000 per annum (subject to review and adjustment in accordance with the Company’s normal performance review practices); (ii) will be eligible to receive, at the sole discretion of the Board, an annual end-of-year incentive bonus in an amount up to 35% of his base salary, commencing the year following the start of his employment; and (iii) may be eligible to receive annual focal grants, as determined by the Board or the Compensation Committee of the Board, pursuant to the A&R 2021 Plan.

In addition to the foregoing compensation, as an inducement material to his entering into employment with the Company, effective as of February 18, 2025, Mr. Handley was granted 600,000 restricted stock units (the “Inducement Grant”), 25% of which shall vest upon the first anniversary of the grant date and the remaining 75% of which will vest in equal quarterly installments over the three years thereafter. The Inducement Grant was granted outside of the A&R 2021 Plan in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4). Although the Inducement Grant was granted outside of the A&R 2021 Plan, except as otherwise set forth in the grant notice and grant agreement, the terms, conditions, and definitions set forth in A&R 2021 Plan will apply to the Inducement Grant as though it had been granted under the A&R 2021 Plan.

Pursuant to the Handley Employment Agreement, Mr. Handley’s employment is “at will,” meaning that either he or the Company are entitled to terminate Mr. Handley’s employment at any time and for any reason, with or without cause. In the event that his employment with the Company is terminated for any reason before December 31 of any given year, he will not be entitled to receive an annual end-of-year bonus. In the event that (i) Mr. Handley elects to terminate his employment with the Company other than for good reason, (ii) the Company terminates his employment for cause, or (iii) his employment is terminated as a result of his death or disability, then Mr. Handley will not be entitled to receive any separation benefits. In the event that Mr. Handley terminates his employment for good reason or the Company terminates his employment without cause, provided that his employment with the Company continues for at least six months after execution of the Handley Employment Agreement, then Mr. Handley shall be entitled to receive payment equal to his base salary for a period of six months after termination, payable in accordance with the Company’s standard payroll procedures, and the Company shall pay his COBRA coverage for a period of six months after termination.

Executive Employment Agreement with Lisa Wolf

On July 3, 2025, the Board appointed Ms. Wolf to serve as the Company’s permanent Chief Financial Officer, effective July 7, 2025. She had been serving as the Company’s Interim Chief Financial Officer as a non-employee consultant since October 2024, prior to which she played a key role in supporting the Company’s accounting and SEC reporting functions on an out-sourced basis since June 2022. In connection with her appointment as permanent Chief Financial Officer of the Company, Ms. Wolf became an employee of the Company and no longer continued to serve as a consultant.

In connection with Ms. Wolf’s appointment as permanent Chief Financial Officer, on July 4, 2025, the Company and Ms. Wolf entered into an executive employment agreement (the “Wolf Employment Agreement”), effective July 7, 2025. Pursuant to the Wolf Employment Agreement, Ms. Wolf (i) is entitled to receive a base salary of $240,000 per annum (subject to review and adjustment in accordance with the Company’s normal performance review practices); (ii) will be eligible to receive, at the sole discretion of the Board, an annual end-of-year incentive bonus in an amount up to 35% of her base salary; and (iii) may be eligible to receive annual focal grants, as determined by the Board or the Compensation Committee of the Board, pursuant to the A&R 2021 Plan. Effective January 1, 2026, the Board resolved to increase Ms. Wolf's base salary to $320,000 per annum.

Pursuant to the Wolf Employment Agreement, Ms. Wolf’s employment is “at will,” meaning that either she or the Company are entitled to terminate Ms. Wolf’s employment at any time and for any reason, with or without cause. In the event that her employment with the Company is terminated for any reason before December 31 of any given year, she will not be entitled to receive an annual end-of-year incentive bonus. In the event that (i) Ms. Wolf elects to terminate her employment with the Company other than for good reason, (ii) the Company terminates her employment for cause, or (iii) her employment is terminated as a result of her death or disability, then Ms. Wolf will not be entitled to receive any separation benefits. In the event that Ms. Wolf terminates her employment for good reason or the Company terminates her employment without cause, then she shall be entitled to receive severance in an amount equal to 1/12 of her base salary for a period of six months after termination, payable in accordance with the Company’s standard payroll procedures, and the Company shall pay her COBRA coverage for a period of six months after termination

Outstanding Equity Awards at Fiscal Year-End 2025

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2025. See “Equity Incentive Plan Information,” below, for additional information regarding our equity incentive plans.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jennifer Ernst	34	—		—	$224.40	4/1/2028	—		—
	114	4	(1)	—	$3,111.00	2/4/2027	—		—
	54	20	(2)	—	$221.00	5/8/2033	—		—
	1,653	230	(3)	—	$22.78	3/12/2034	—		—
	—	85,000	(4)	—	$3.32	8/6/2035	—		—
	—	—		—	—	—	14,706	(5)	$21,324
	—	—		—	—	—	—		—
Michael K. Handley	—	45,000	(4)	—	$3.32	8/6/2035
	—	—		—	—	—	35,295	(6)	$51,178
Lisa Wolf	—	80,000	(4)	—	$3.32	8/6/2035	—		—
	—	—		—	—	—	735	(5)	$1,066

(1)	The options vest as follows: (i) 25% on February 4, 2023, and (ii) the remaining 75% in equal installments over the next 36 months.

(2)	The options vest as follows: (i) 25% on May 8, 2024, and (ii) the remaining 75% in equal installments over the next 36 months.

(3)	The options vest as follows: (i) 50% on March 12, 2025, and (ii) the remaining 50% in equal monthly installments over the next 12 months.

(4)	The options vest as follows: (i) 25% on August 6, 2026, and (ii) the remaining 75% in equal monthly installments over the next 36 months.

(5)	The restricted stock units vest as follows: (i) 50% on December 18, 2025, and (ii) the remaining 50% in a series of eight successive equal quarterly installments

(6)	The restricted stock units vest as follows: (i) 25% on February 18, 2026, and (ii) the remaining 75% in a series of 12 successive equal quarterly installments

2017 Equity Incentive Plan

The Board adopted the 2017 Plan on April 13, 2017. The principal purpose of the 2017 Plan was to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the 2017 Plan are summarized below. In August 2021, the Board adopted, and our stockholders approved, the 2021 Plan, which became effective upon the completion of our IPO. Upon the effectiveness of the 2021 Plan, it replaced the 2017 Plan, except with respect to awards outstanding under the 2017 Plan, and no further awards are available for grant under the 2017 Plan.

Share reserve. Under the 2017 Plan, 578 shares of our common stock were reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, restricted stock awards, and other stock-based awards. With respect to the share reserve under the 2017 Plan:

●

to the extent that an award terminated, expired or lapsed for any reason or an award was settled in cash without the delivery of shares prior to the effectiveness of the 2021 Plan, any shares subject to the award at such time would have been available for future grants under the 2017 Plan; and

●

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

●

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

●

Non-statutory stock options. Non-statutory Stock Options, or NSOs, will provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/ or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.

●

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

●

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

Amended and Restated 2021 Equity Incentive Plan

In August 2021, the Board adopted, and our stockholders approved, the 2021 Plan, which became effective upon the completion of our IPO. Upon the effectiveness of the 2021 Plan, it replaced the 2017 Plan, except with respect to awards outstanding under the 2017 Plan, and no further awards may be made under the 2017 Plan. Additionally, any awards that are canceled or expire under the 2017 Plan will not be reissued.

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

On June 30, 2025, following stockholder approval, the Company further amended the A&R 2021 Plan (the “Plan Amendment”) to increase the number of shares of common stock authorized for issuance thereunder from 86,669 to 511,669 shares. The Board unanimously approved the Plan Amendment, subject to stockholder approval, on May 14, 2025, and the Company’s stockholders approved the Plan Amendment at the Company’s 2025 Annual Meeting of Stockholders held on June 30, 2025.

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

●

to the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the A&R 2021 Plan; and

●	to the extent that shares of our common stock are repurchased by us at the original purchase price, such shares will be available for future grants under the A&R 2021 Plan.

In addition, the A&R 2021 Plan provides that additional shares will automatically be added to the shares authorized for issuance under the A&R 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 5.0% of the outstanding on December 31st of the preceding calendar year or (ii) such number of shares determined by the Board, in its discretion. On January 1 of 2022, 2023 and 2024, the number of shares of our common stock authorized for issuance under the 2021 Plan automatically increased 838 shares, 1,122 shares, and 5,434 shares, respectively, each of which increases equaled 5% of the number of our outstanding shares of common stock as of December 31 of the prior year. On August 9, 2024, upon adoption of the A&R 2021 Plan, the number of shares of common stock authorized for issuance under the A&R 2021 Plan was increased to 58,823 shares. Additionally, on January 1, 2025, the number of shares of our common stock authorized for issuance under the A&R 2021 Plan automatically increased from 58,823 to 86,669 shares (an increase equal to 5% of the number of our outstanding shares of common stock as of December 31, 2025). On June 30, 2025, upon stockholder approval of the Plan Amendment, the number of shares of common stock authorized for issuance under the A&R 2021 Plan was increased from 86,669 to 511,669 shares. Additionally, on January 1, 2026, the number of shares of common stock authorized for issuance under the A&R 2021 Plan automatically increased from 511,669 to 637,958 shares.

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

●

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

●

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

●

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

●

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

During fiscal year 2025, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Director Compensation

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our Board for the year ended December 31, 2025.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards(2)(3)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total Compensation
Sheryle Bolton	$81,000	$—	$36,000	$—	$—	$—	$117,000
Dean Zikria	$37,500	$—	$21,600	$—	$—	$—	$59,100
Christina Valauri	$45,000	$—	$21,600	$—	$—	$—	$66,600

(1)	These amounts reflect the cash payments that we made as compensation for Board services during fiscal year 2025.

(2)

These amounts represent the grant date fair value of stock options granted in fiscal 2025 computed in accordance with FASB ASC Topic 718. We do not include any impact of estimated forfeitures related to service-based vesting terms in these calculations.

(3)	As of December 31, 2025, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Sheryle Bolton	13,614	—
Dean Zikria	8,437	—
Christina Valauri	8,398	—

On December 16, 2021, our Board, upon recommendation of the Compensation Committee, approved an annual compensation plan for our Board (the “Board Compensation Plan”). Effective July 1, 2025, our Board, upon recommendation of the Compensation Committee, approved an increase to the Board Compensation Plan, which plan is still in effect. In accordance with the Board Compensation Plan, directors of the Company will be entitled to receive the following annual compensation, which amounts will be paid in equal quarterly installments in accordance with our policies:

●	Annual Retainer for all Directors: $40,000

●	Chairperson of the Board: $25,000

●	Chairperson of the Audit and Risk Committee: $15,000

●	Chairperson of the Compensation Committee: $10,000

●	Chairperson of the Nominating and Governance Committee: $9,000

To the extent that an individual serves as a director, committee member or committee chair for a portion of the year, they shall be entitled to a pro rata portion of the compensation set forth above for the portion of the year that they serve in such role.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of March 17, 2026 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), and (iii) all of our current directors and executive officers as a group. As of March 17, 2026, there are no persons known to us to beneficially own more than 5% of each class of our outstanding common stock. As of March 17, 2026, there were 2,877,926 shares of our common stock issued and outstanding.

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

Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Jennifer Ernst (2)	34,786	1.2%
Sheryle Bolton (3)	7,361	*
Dean Zikria (4)	6,559	*
Christina Valauri (5)	6,523	*
Lisa Wolf (6)	434	*
Michael K. Handley (7)	8,824	*
All directors and executive officers as a group (6 persons)	64,487	2.2%

*	Less than 1%

(1)

Unless otherwise indicated in the footnotes to the table, the address for each beneficial owner listed is c/o Tivic Health Systems, Inc., 1305 E. Houston Street, Building 1, Suite 311, San Antonio, Texas 78205.

(2)

Includes 32,691 shares of common stock held by Ms. Ernst, and options to purchase 2,095 of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 17, 2026).

(3)	Includes options to purchase 7,361 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 17, 2026).

(4)	Includes options to purchase 6,559 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 17, 2026).

(5)	Includes options to purchase 6,523 shares of common stock that are vested and exercisable (or will be vested and exercisable within 60 days of March 17, 2026).

(6)	Includes 434 shares of common stock held by Ms. Wolf.

(7)	Includes 8,824 shares of common stock held by Mr. Handley.

Equity Incentive Plan Information

The following table provides information as of December 31, 2025, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	353,925	$8.91	101,105
Equity compensation plans not approved by security holders (2)	89,295	$2.33	—
Total	443,220	$8.00	101,105

(1)	Represents outstanding stock options granted to our current or former employees, directors and consultants pursuant to the 2017 Plan and A&R 2021 Plan.
(2)	Represents outstanding 35,295 restricted stock units granted to Michael Handley and 54,000 stock options granted to certain Velocity Bioworks employees, all of which were granted outside of the 2017 Plan and A&R 2021 Plan.

In February 2025, as an inducement material to his entering into employment with the Company, Mr. Handley was granted 600,000 restricted stock units (the “Inducement Grant”), 25% of which vested upon the first anniversary of the grant date and the remaining 75% of which will vest in equal quarterly installments over the three years thereafter. The table above reflects adjustments accounting for the Company’s 1-for-17 reverse stock split in March 2025. The Inducement Grant was granted outside of the 2017 Plan and the A&R 2021 Plan in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4). Although the Inducement Grant was granted outside of the A&R 2021 Plan, except as otherwise set forth in the grant notice and grant agreement, the terms, conditions, and definitions set forth in A&R 2021 Plan apply to the Inducement Grant.

Additionally, in December 2025, as a material inducement to the hiring of an aggregate of 45 new employees in connection with the Company’s acquisition of the Scorpius assets, the Company agreed to grant such employees options to purchase an aggregate of 54,000 shares of the Company’s Common Stock, which options have an exercise price of $2.33, expire ten years from the date of grant, and 25% of which vest upon the first anniversary of the grant date and the remaining 75% of which will vest in equal quarterly installments over the three years thereafter, subject to continuous service. The foregoing option grants were granted outside of the 2017 Plan and the A&R 2021 Plan in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

Item 13 – Certain Relationships and Related Transactions, and Director Independence

There have not been any transactions or any series of similar transactions, since January 1, 2024, nor are we aware of any such pending transactions, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120 thousand or one percent of the average of our total assets for the last two fiscal years; and

●

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

Item 14 – Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fee Information

The following table sets forth the aggregate fees billed by Rosenberg Rich Baker Berman, P.A. (“RRBB”), independent registered public accounting firm, for the services indicated for each of the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Audit fees (1)	$149,760	$135,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$149,760	$135,000

(1)

Includes fees for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2025 and 2024 included in this Report; and the S-1 Registration Statement, as amended, initially filed with the Commission in 2022 in connection with our public offering that closed in February 2023; and with the prospectus supplements to our S-3 Registration Statement that were filed in 2025 and 2024 in connection with our equity offerings that closed in 2025 and 2024; (ii) the review of our interim period financial statements for fiscal years 2025 and 2024; and (iii) related services that are normally provided in connection with regulatory filings or engagements.

Audit Committee Pre-Approval Policies and Procedures

Our Audit and Risk Committee pre-approve all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm. Under our Audit and Risk Committees pre-approval policies and procedures, the Audit and Risk Committee generally pre-approve specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit and Risk Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. Our Audit and Risk Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

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

(3)	List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

1.1	Form of Equity Distribution Agreement, by and between Tivic Health Systems, Inc. and Maxim Group LLC, dated September 13, 2024.	8-K	9/13/2024

2.1	Asset Purchase Agreement and Secured Bill of Sale by and between Tivic Health Systems, Inc. and 3i, LP, dated December 9, 2025.	8-K	12/11/2025

3.1	Amended and Restated Certificate of Incorporation, dated November 12, 2021.	8-K	11/15/21

3.2	Amended and Restated Bylaws, dated November 12, 2021.	8-K	11/15/21

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated July 5, 2023.	8-K	7/6/2023

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed August 21, 2023 (effective August 23, 2023).	8-K	8/22/2023

3.5	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Tivic Health Systems, Inc., dated February 10, 2025.	10-Q	5/15/2025

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tivic Health Systems, Inc., filed March 4, 2025 (effective March 7, 2025).	8-K	3/5/2025

3.7	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock of Tivic Health Systems, Inc., dated April 29, 2025.	8-K	5/2/2025

3.8	Certificate of Designation of Preferences, Rights and Limitations of C Non-Voting Convertible Preferred Stock, dated December 9, 2025.	8-K	2/11/2025

4.1	Specimen Stock Certificate.	S-1/A	9/9/2021

4.2	Form of Representative’s Warrant (IPO).	S-1/A	9/9/2021

4.3	Warrant to Purchase Common Stock issued to Hannover International, Inc., dated July 1, 2021.	S-1/A	10/29/2021

4.4	Description of Securities.	10-K	3/31/2022

4.5	Form of Representative's Warrant (February 2023 offering).	8-K	2/13/2023

4.6	Placement Agent Warrant, dated July 11, 2023.	8-K	7/11/2023

4.7	Placement Agent Warrant, dated July 19, 2023.	8-K	7/19/2023

4.8	Placement Agent Warrant, dated August 9, 2023.	8-K	8/9/2023

4.9	Form of Series A Warrant, dated May 13, 2024.	8-K	5/13/2024

4.10	Form of Series B Warrant, dated May 13, 2024.	8-K	5/13/2024

4.11	Placement Agent Warrant, dated May 13, 2024.	8-K	5/13/2024

4.12	Warrant Agency Agreement, dated May 13, 2024, by and between Tivic Health Systems, Inc. and Equiniti Trust Company, LLC.	8-K	5/13/2024

4.13	Form of Warrant (Helena Global Investment Opportunities 1 Ltd.).	8-K	5/2/2025

4.14	Form of Placement Agent Warrant (Craft Capital Management LLC).	S-1	7/25/2025

4.15	Form of Common Stock Purchase Warrant (Note Offering).	8-K	12/11/2025

4.16	Form of Common Stock Purchase Warrant (Preferred Offering).	8-K	12/11/2025

4.17	Form of Pre-Funded Warrant.	8-K	2/9/2026

10.1(a)#	2017 Equity Incentive Plan, as amended, dated April 13, 2017.	S-1	8/3/2021

10.1(b)#	Form Agreements under 2017 Equity Incentive Plan.	S-1	8/3/2021

10.2(a)#	Tivic Health System, Inc. Amended and Restated 2021 Equity Incentive Plan, dated August 9, 2024.	8-K	8/13/2024

10.2(b)#	First Amendment to Tivic Health Systems, Inc. Amended and Restated 2021 Equity Incentive Plan, dated June 30, 2025.	8-K	7/7/2025

10.2(b)#	Form Agreements under 2021 Equity Incentive Plan.	S-1/A	9/9/2021

10.3#	Form of Restricted Stock Purchase Agreement.	S-1/A	9/9/2021

10.4#	Form of Indemnification Agreement for directors and officers.	S-1/A	9/9/2021

10.5†	Letter Agreement, between Tivic Health Systems, Inc. and Future Electronics Corp., dated April 6, 2020.	S-1/A	9/9/2021

10.6†	Form of United States Special Product Agreement for Bonded Inventory, between Tivic Health Systems, Inc. and Future Electronics Corp.	S-1/A	9/9/2021

10.7†	Manufacturing Agreement, between Tivic Health Systems, Inc. and Microart Services, Inc., dated October 21, 2022.	8-K	10/25/2022

10.8†	Fulfillment Services Agreement, between Tivic Health Systems, Inc. and ALOM Technologies Corporation, dated November 25, 2022.	8-K	12/1/2022

10.9	Form of Securities Purchase Agreement, dated July 10, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/11/2023

10.10	Form of Securities Purchase Agreement, dated July 14, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	7/19/2023

10.11	Form of Securities Purchase Agreement, dated August 6, 2023, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	8/9/2023

10.12	Amendment #1 to Fulfillment Services Agreement, between Tivic Health Systems, Inc. and ALOM Technologies Corporation, dated March 5, 2024.	10-K	3/25/2024

10.13	Form of Securities Purchase Agreement, dated May 9, 2024, by and between Tivic Health Systems, Inc. and the investors party thereto.	8-K	5/13/2024

10.14†	Collaboration and Research Support Agreement, dated May 17, 2024, by and between Tivic Health Systems, Inc. and The Feinstein Institutes for Medical Research.	8-K	5/22/2024

10.15†	Exclusive License Agreement, dated February 11, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K	2/12/2025

10.16†	Amended and Restated Exclusive License Agreement, effective as of June 18, 2025, by and between Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K/A	6/25/2025

10.17	Securities Purchase Agreement, dated February 11, 2025, by and between the Tivic Health Systems, Inc. and Statera Biopharma, Inc.	8-K	2/12/2025

10.18#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Michael Handley, dated February 18, 2025.	8-K	2/24/2025

10.19	Equity Purchase Agreement, by and between Tivic Health Systems, Inc. and Mast Hill Fund, L.P., dated March 18, 2025.	8-K	3/21/2025

10.20	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Mast Hill Fund, L.P., dated March 21, 2025.	8-K	3/21/2025

10.21	Securities Purchase Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.22	Registration Rights Agreement, by and between Tivic Health Systems, Inc. and Helena Global Investment Opportunities 1 Ltd., dated April 29, 2025.	8-K	5/2/2025

10.23†	Statement of Work, by and between Tivic Health Systems, Inc. and Scorpius BioManufacturing, Inc., dated May 9, 2025.	10-Q	5/15/2025

10.24#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Lisa Wolf, effective July 7, 2025.	8-K	7/72025

10.25#	Executive Employment Agreement, by and between Tivic Health Systems, Inc. and Jennifer Ernst, dated October 8, 2025.	8-K	10/15/2025

10.26	Securities Purchase Agreement (Note Offering) by and between Tivic Health Systems, Inc. and 3i, LP, dated December 9, 2025.	8-K	12/11/2025

10.27	Senior Secured Convertible Note by and between Tivic Health Systems, Inc. and 3i, LP, dated December 10, 2025.	8-K	12/11/2025

10.28	Security Agreement by and between Tivic Health Systems, Inc. and 3i, LP, dated December 9, 2025.	8-K	12/11/2025

10.29	Registration Rights Agreement (Note Offering) by and between Tivic Health Systems, Inc. and 3i, LP, dated December 9, 2025.	8-K	12/11/2025

10.30	Form of Securities Purchase Agreement (Preferred Offering) by and between Tivic Health Systems, Inc. and certain institutional investors, dated December 9, 2025.	8-K	12/11/2025

10.31	Form of Registration Rights Agreement (Preferred Offering) by and between Tivic Health Systems, Inc. and certain institutional investors, dated December 9, 2025.	8-K	12/11/2025

10.32	Amendment to Securities Purchase Agreement by and between Tivic Health Systems, Inc. and 3i, dated December 9, 2025.	8-K	12/11/2025

10.33†	Common Stock Purchase Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026.	8-K	2/9/2026

10.34	Registration Rights Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026.	8-K	2/9/2026

10.35#	Separation Agreement by and between Tivic Health Systems, Inc. and Jennifer Ernst, dated March 3, 2026.	8-K	3/4/2026

10.36	Building Lease Agreement by and between Velocity Bioworks, Inc. and TPB Merchants Ice LLC, signed March 13, 2026.	8-K	3/13/2026

10.37	Lease by and between Velocity Bioworks, Inc. and Merchants Ice II, LLC, signed March 9, 2026.	8-K	3/13/2026

10.38	Sublease by and among Velocity Bioworks, Inc., Texas Research and Technology Foundation, and TPB Merchants Ice LLC, signed March 13, 2026.	8-K	3/13/2026

19.1	Tivic Health Systems, Inc. Insider Trading Policy.	10-K	3/25/2024

23.1	Consent of Rosenberg Rich Baker Berman, P.A.			*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

97.1#	Tivic Health Systems, Inc. Compensation Recovery Policy.	10-K	3/25/2024

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

101 SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents			**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)			**

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

March 30, 2026

TIVIC HEALTH SYSTEMS, INC.

By:	/s/ Michael K. Handley
Michael K. Handley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael K. Handley	Chief Executive Officer (Principal	March 30, 2026
Michael K. Handley	Executive Officer) and Director

/s/ Lisa Wolf	Chief Financial Officer	March 30, 2026
Lisa Wolf	(Principal Financial and Accounting Officer)

/s/ Sheryle Bolton	Chair of the Board of Directors	March 30, 2026
Sheryle Bolton

/s/ Christina Valauri	Director	March 30, 2026
Christina Valauri

/s/ Dean Zikria	Director	March 30, 2026
Dean Zikria

TIVIC HEALTH SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tivic Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tivic Health Systems, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company's auditor since 2020.

Somerset, New Jersey

March 30, 2026

Tivic Health Systems, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(in thousands, except share and per share data)

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$12,645	$2,002
Prepaid expenses and other current assets	346	240
Current assets of discontinued operations	15	397
Total current assets	13,006	2,639
Property and equipment, net	12,641	2
Deferred offering costs	136	49
Licensed technology, net	2,243	—
Goodwill	3,457	—
Other assets	124	—
Non-current assets of discontinued operations	—	117
TOTAL ASSETS	$31,607	$2,807

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$264	$125
Other accrued expenses	376	132
Current liabilities of discontinued operations	6	15
Total current liabilities	646	272
Convertible note payable, net	6,454	—
Derivative liability	292	—
Other non-current liabilities	48	—
Non-current liabilities of discontinued operations	—	—
Total liabilities	7,440	272
COMMITMENTS AND CONTINGENCIES (Note 9)
Temporary equity
Series B preferred stock, par value $0.001, 8,400 shares authorized and 2,155 shares issued and outstanding as of December 31, 2025, and no shares issued and outstanding as of December 31, 2024	1,379	—
Series C preferred stock, par value $0.001, 75,400 shares authorized and 12,000 shares issued and outstanding as of December 31, 2025, and no shares issued and outstanding as of December 31, 2024	5,991	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 403 shares issued and outstanding as of December 31, 2025, and no shares issued and outstanding as of December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 2,525,778 and 556,902 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	2	1
Additional paid in capital	69,392	46,075
Accumulated deficit	(52,597)	(43,541)
Total Stockholders’ equity	16,797	2,535
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$31,607	$2,807

The accompanying notes are an integral part of these consolidated financial statements.

Tivic Health Systems, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	2025	2024
OPERATING EXPENSES
Research and development	$3,131	$1,313
Selling, general and administrative	4,767	3,163
Total operating expenses	7,898	4,476
Loss from operations	(7,898)	(4,476)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	28	—
Interest income	23	6
Interest expense	(146)	—
Net other (expense) income	(95)	6
Net loss from operations before discontinued operations	(7,993)	(4,470)
Loss from discontinued operations	(885)	(1,185)
Net loss	$(8,878)	$(5,655)
Net loss per share attributed to common stockholders - basic and diluted	$(7.84)	$(19.68)
Weighted-average number of shares - basic and diluted	1,155,531	287,370

The accompanying notes are an integral part of these consolidated financial statements.

Tivic Health Systems, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(in thousands except share and per share data)

	Mezzanine Equity - Redeemable Convertible Series B Preferred Stock		Mezzanine Equity - Redeemable Convertible Series C Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	—	$—	—	$—	—	$—	86,241	$—	$41,466	$(37,886)	$3,580
Issuance of common stock for restricted stock award	—	—	—	—	—	—	442	—	—	—	—
Issuance of common stock and warrants, net of issuance costs and warrants issued to placement agents	—	—	—	—	—	—	470,219	1	4,310	—	4,311
Issuance of warrants	—	—	—	—	—	—	—	—	70	—	70
Stock-based compensation expense	—	—	—	—	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	—	—	—	—	(5,655)	(5,655)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of common stock and preferred stock, net of issuance costs	—	—	—	—	491	—	519,831	—	4,037	—	4,037
Issuance of common stock for equity line of credit	—	—	—	—	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	—	—	—	—	76	—	—	—	—
Settlement of restricted stock units	—	—	—	—	—	—	49,284	—	100	—	100
Issuance of Series B preferred stock and warrants, net of issuance costs and warrants to placement agents	4,900	2,911	—	—	—	—	—	—	1,413	—	1,413
Issuance of Series C preferred stock and warrants, net of issuance costs and warrants to placement agents	—	—	12,000	5,943	—	—	—	—	5,942	—	5,942
Issuance of warrants in connection with senior convertible preferred note payable	—	—	—	—	—	—	—	—	9,404	—	9,404
Issuance of warrants to placement agents as non-cash offering fees	—	—	—	—	—	—	—	—	93	—	93
Exercise of warrants	—	—	—	—	—	—	7,524	—	109	—	109
Conversion of Series A preferred stock into common stock	—	—	—	—	(88)	—	51,504	—	—	—	—
Conversion of Series B preferred stock into common stock	(2,745)	(1,621)	—	—	—	—	1,310,857	1	1,620	—	1,621
Dividends declared on Series B preferred stock	—	89	—	—	—	—	—	—	31	(120)	(89)
Dividends declared on Series C preferred stock	—	—	—	48					—	(48)	(48)
Deemed dividends on purchase warrants for common shares	—	—	—	—	—	—	—	—	10	(10)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	464	—	464
Net loss	—	—	—	—	—	—	—	—	—	(8,878)	(8,878)
Balance as of December 31, 2025	2,155	$1,379	12,000	$5,991	403	$—	2,525,778	$2	$69,392	$(52,597)	$16,797

The accompanying notes are an integral part of these consolidated financial statements.

Tivic Health Systems, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from operating activities
Net loss	$(8,878)	$(5,655)
Less: net loss from discontinued operations	(885)	(1,185)
Net loss from continuing operations	(7,993)	(4,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	564	229
Depreciation	5	3
Amortization of debt discount and debt issuance costs	97	—
Non-cash interest expense	48
Change in fair value of derivative liability	(28)	—
Issuance of warrants for services	93	—
Amortization of right-of-use asset	—	349
Write-off offering costs related to unclosed financing arrangements	143	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	78	78
Other assets	—	34
Accounts payable	139	(588)
Accrued expenses	235	(348)
Lease liabilities	—	(369)
Net cash used in operating activities - continuing operations	(6,619)	(5,082)
Net cash used in operating activities - discontinued operations	(380)	(643)
Net cash used in operating activities	(6,999)	(5,725)
Cash flows from investing activities
Issuance of note receivable	(124)	—
Acquisition of property and equipment	(38)	—
Acquisition of licensed technology	(543)	—
Net cash used in investing activities	(705)	—
Cash flows from financing activities
Issuance costs in connection with senior convertible note	(172)	—
Proceeds from issuance of common stock, net of issuance costs	2,337	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,381
Proceeds from issuance of preferred stock and warrants, net of issuance costs	16,209	—
Proceeds from warrant exercises	109	—
Offering costs in advance of sale of common stock	(136)	(49)
Net cash provided by financing activities	18,347	4,332
Net increase (decrease) in cash and cash equivalents	10,643	(1,393)
Cash and cash equivalents
Beginning of period	2,002	3,395
End of period	12,645	2,002
Less: cash and cash equivalents included in discontinued operations	—	—
Cash and cash equivalents included in continuing operations	$12,645	$2,002

Supplemental disclosure on non-cash financing activities
Convertible note issued in exchange for purchase of Scorpius assets and goodwill	$16,253	$—
Warrants issued to placement agents as non-cash offering fees	$221	$70
Issuance of common stock and preferred stock in exchange for license	$1,700	$—
Issuance of common stock for equity line of credit commitment fee	$94	$—
Issuance of warrants in exchange for discount on convertible note payable	$9,404	$—
Non-cash recognition of embedded derivative liability on issuance of convertible notes	$320	$—
Dividends declared	$168	$—
Deemed dividends	$10	$—
Write-off of ROU asset and lease liability	$—	$290

The accompanying notes are an integral part of these consolidated financial statements.

Tivic Health Systems, Inc.

Notes to Consolidated Financial Statements

As Of and For The Years Ended December 31, 2025 and 2024

(amounts are as indicated)

1.	Formation and Business of the Company

Tivic Health Systems, Inc. (the "Company”) was incorporated in the state of California on September 22, 2016. In June 2021, the Company was reincorporated as a Delaware corporation and, in November 2021, it completed its initial public offering. In 2019, the Company commercially launched ClearUP, a handheld device for treatment of sinus pain and congestion and the Company's first FDA-regulated product, a business it exited in 2025. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. ("Statera”) to the late-stage toll-like receptor 5 agonist Entolimod™ for the treatment of Acute Radiation Syndrome ("ARS”). At the same time, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its immune-optimized derivative, Entolasta™, with buy-out rights to enable use across all indications. In March 2025, the Company exercised its option to license Entolimod and Entolasta for the treatment of neutropenia, one of the indications covered by the Statera license. With its entrance into the biopharmaceutical market in early 2025 and its exit from the consumer healthtech business, the Company is a late-stage prescription therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives. In December 2025, through a newly formed wholly owned subsidiary, Velocity Bioworks, Inc. ("VBI") the Company acquired all personal property and assets (collectively, the "Acquired Assets") but assumed no liabilities in respect to the period prior to the transaction, of Scorpius Holdings, Inc. VBI is a contract development and manufacturing organization ("CDMO") and will provide services to support Tivic's development and commercialization of Entolimod as well as contract with other organizations. As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” “Tivic,” and “Tivic Health” refer to Tivic Health Systems, Inc, collectively with its subsidiary, on a consolidated basis.

The Company is headquartered in San Antonio, TX.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial position and results of operations of Tivic Health Systems, Inc and its wholly-owned subsidiary, Velocity Bioworks, Inc. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Certain reclassifications have been made to the prior year's balance sheet, statement of operations and statement of cash flows to conform to the current year presentation.

Going Concern Uncertainty

During the years ended December 31, 2025 and 2024, the Company incurred a net loss of $8.9 million and $5.7 million, respectively. As of December 31, 2025, the Company had an accumulated deficit of $52.6 million. Cash and cash equivalents as of  December 31, 2025 were $12.6 million. During the years ended December 31, 2025 and 2024, the Company had negative cash flows from operations of $7.0 million and $5.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of and seek regulatory approval for our product candidates. Future capital requirements will depend upon many factors, including, without limitation, progress with developing, manufacturing and marketing our product candidates; the time and costs involved in obtaining regulatory approvals for our product candidates; the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights; our ability to establish collaborative arrangements; completion of any strategic transactions; marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. We will require substantial additional financing to fund clinical trials and operations, and to continue to execute our strategy. These activities will require significant uses of working capital. There can be no assurance that we will obtain regulatory approval of our product candidates or generate sufficient revenue and cash to achieve profitability.

The Company recognizes it will need to raise additional capital to fund its planned operations, including to complete pre-clinical and clinical trials and, if regulatory approval is obtained, commercialize any future products. The Company may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. The Company does not know whether additional financing will be available on commercially acceptable terms, or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, the Company’s ability to fund its operations, support the growth of its business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect its business, financial conditions, or results of operations.

Basis of Consolidation

The consolidated financial statements include the assets, liabilities, revenue, and expenses of our wholly owned subsidiary, Velocity Bioworks, Inc. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements include the operating results of Velocity Bioworks, Inc. from the date control was obtained.

Reverse Stock Split

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share at a ratio of 1-for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split, and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants, preferred stock and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants, preferred stock and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17,all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants, preferred stock and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value or authorized shares, of either the Company’s common stock or preferred stock as a result of the reverse stock split. All share and per share amounts for the Company’s common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock and upon exercise of options and warrants outstanding, and conversion/exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Quarterly Report, including the consolidated financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 - Inputs are unobservable in which there is little or no market data available, which require the reporting entity to develop its own assumptions that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents include investments held in our money market account and were $12.2 million and $1.8 million, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of each December 31, 2025 and 2024, the allowance for credit losses was zero. Credit losses for the years ended December 31 2025 and 2024 were $0 and $5,000, respectively. Accounts receivable balances for the years ended December 31, 2025 and 2024 are included in current assets of discontinued operations.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are accounted for at cost and are subject to impairment and recoverability assessment on an annual basis. Expense is amortized over the period of benefit.

Inventory

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. As of December 31, 2025 and 2024, the reserve for obsolescence was $540 thousand and $338 thousand, respectively. Inventory balances for the years ended December 31, 2025 and 2024 are included in current assets of discontinued operations.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering as other current assets. As of December 31, 2025, the balance of deferred offering costs was $136 thousand and consisted of legal and accounting fees paid in connection with future Series B and Series C preferred stock issuances, which are discussed further in Note 12 below. Deferred offering costs are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings.

Business Combinations

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

Property and Equipment

Property and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, three to five years. Upon retirement or sale of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operations. Repairs and maintenance costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Goodwill

Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Current goodwill stems from the December 10, 2025 business combination further discussed in Note 4. Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Goodwill is tested for impairment by performing a qualitative assessment or using a quantitative test. If we choose to perform a qualitative assessment and determine it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the quantitative test is then performed; otherwise, no further testing is required. For operations where the quantitative test is used, we compare the carrying value of net assets to the estimated fair value of the related operations. If the fair value is determined to be less than carrying value, the shortfall up to the carrying value of the goodwill represents the amount of goodwill impairment.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. There were no impairments of the Company’s long-lived assets for the periods presented.

Debt with Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense in the consolidated statements of operations. The offset to the contra-liability is recorded as either a liability or within equity in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes or Monte-Carlo Simulation. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its consolidated balance sheets.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the appropriate valuation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Debt Issuance Costs

Costs incurred with the issuance of the Company's senior secured convertible note payable have been recorded as a direct deduction against the debt (a contra-liability) and amortized over the life of the convertible note as a component of interest expense using the effective interest method.

Temporary Equity

Where common or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holders, they are classified as temporary equity (‘mezzanine equity’), outside permanent equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. If the events are such that the shares are probable of becoming redeemable, then the Company will adjust the shares to reflect the maximum redemption value at the end of the reporting period. The Company allocates issuance cost associated with the Company’s preferred stock offerings classified under temporary equity based on the relative fair value method.

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

The Company has sold its products through direct sales and resellers. Revenue is recognized when control of the promised goods is transferred to the customers or the resellers, upon shipment of the product, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction.

Product Warranty

The Company generally offered a one-year limited warranty on its products. The Company also offered for sale a limited two-year warranty. The limited two-year warranty was occasionally provided to customers in connection with promotional sales. The Company estimated the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims.

Returns

The Company estimates a reserve for future product returns based several factors, including historical returns as a percentage of revenue, an understanding of the reasons for past returns and any other known factors that indicate a return is imminent. Reserves for sales returns are estimated and recorded in the same period as the underlying revenue recognition as a deduction to arrive at net product sales and as a liability classified as current liabilities of discontinued operations on the consolidated balance sheets. As of December 31, 2025 and 2024, the reserve for sales returns was $5 thousand and $10 thousand, respectively.

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

For stock options, stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

Deemed Dividend

The Investor Warrants issued to the Investor in connection with the Tranched Financing contain a provision for the change in exercise price should the Company issue a new Investor Warrant in a subsequent Tranche Closing with an exercise price lower than the exercise price of the Investor Warrant issued earlier. The provision lowers the exercise price to the new Investor Warrant triggering the repricing feature and creates a deemed dividend. For purposes of calculating earnings per share for the period, the deemed dividend is added to the net income or loss for the period.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, who reviews the Company's operations and manages the two operating segments: the biopharma group and the contract development and manufacturing organization.

Net Loss per Share

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period adjusted to add back dividends (declared or cumulative undeclared) applicable to the Series B and Series C Preferred Stock. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units ("RSUs”), warrants issued to third parties, all of which are accounted for as equity instruments, would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

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

The treasury stock method is used to calculate the potentially dilutive effect of stock options and RSUs. The if-converted method is used to calculate the potentially dilutive effect of shares of the Series A, B, and C Preferred Stock. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential shares of common stock that are dilutive, subject to dilution sequencing rules.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Despite recent concerns regarding the stability of certain banking institutions in the United States, management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of December 31, 2025 and 2024, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $12.1 million and $1.6 million, respectively.

The ongoing conflicts between Russia and Ukraine and the more recent conflict among the U.S, Israel, Hamas and Iran, certain other macroeconomic factors including tariffs, inflation, and rising interest rates, have contributed to economic uncertainty. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Furthermore, it is possible that U.S. policy changes, including planned or proposed budget cuts at the federal government level, could increase market volatility in the coming months. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its consolidated balance sheets.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU retroactively for the period ending December 31, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

Recently issued accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The guidance applies to all public business entities and becomes effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance requires improved disclosures about expenses, including the types of expenses in commonly presented expense captions (such as cost of sales, SG&A and research and development) which will allow investors to better understand the components of an entity's expenses. In January 2025, the FASB issued ASU 2025-01 to further clarify the effective date as the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We do not believe that ASU 2024-03 will have a material impact on our consolidated financial reporting.

In December 2025, the FASB issued ASU 2025-12 - Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification ("ASC" or “Codification”) and makes other incremental improvements to U.S. GAAP. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the update on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2028, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the standard on the consolidated financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

3.	Discontinued Operations

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, the Company’s board of directors approved the wind down of the Company’s ClearUP business, which the Company substantially completed prior to the end of the year. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the year ended December 31, 2025, which included $230 thousand for the write-off of inventory and $117 thousand for the write-off of property and equipment. We expect to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand in 2026 for disposal costs on remaining finished goods. The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the wind down of the ClearUP business.

Financial Information of Discontinued Operations

The following table summarizes the assets and liabilities classified as discontinued operations for each of the periods presented (in thousands):

	As of December 31,
	2025	2024
Current assets of discontinued operations
Accounts receivable	$1	$69
Prepaid expenses and other current assets	14	9
Inventory, net	—	319
Total current assets of discontinued operations	15	397

Non-current assets of discontinued operations
Property and equipment, net	—	117
Total non-current assets of discontinued operations	—	117

Current liabilities of discontinued operations
Other accrued expenses	6	15
Total current liabilities of discontinued operations	$6	$15

Loss from discontinued operations, in the consolidated statements of operations, reflects the results of the ClearUP business and does not include any allocation of general corporate overhead expense or interest expense of the Company.

The following table summarizes the significant line items included in loss from discontinued operations, in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2025	2024
Revenue	$382	$780
Cost of Sales	350	778
Gross Profit	32	2
Operating expenses:
Sales and marketing	800	1,187
Total operating expenses	800	1,187
Loss from discontinued operations	(768)	(1,185)
Loss on disposal of assets	(117)	—
Net loss from discontinued operations	$(885)	$(1,185)

The following table summarizes significant non-cash operating items, and capital expenditures of discontinued operations included in the 2025 and 2024 consolidated statements of cash flows (in thousands):

	For the Year Ended December 31,
	2025	2024
Significant non-cash operating activities
Loss from discontinued operations	$(885)	$(1,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	117	—
Reserve for inventory obsolescence	230	354
Changes in operating assets and liabilities:
Accounts receivable	69	105
Inventory	89	83
Net cash used in operating activities - discontinued operations	$(380)	$(643)

4.	Business Combination

Asset Purchase Transaction

On December 9, 2025, Tivic Health Systems, Inc., through a newly formed wholly owned subsidiary, Velocity Bioworks, Inc. entered into an Asset Purchase Agreement (the “APA”) and Secured Party Bill of Sale (the “Bill of Sale”) with 3i, LP (“3i”), in its capacity as collateral agent of Scorpius Holdings, Inc. (“Scorpius”) pursuant to which, VBI acquired all of personal property and assets (collectively, the "Acquired Assets"), but assumed no liabilities in respect to the period prior to the closing on December 10, 2025, of Scorpius, in a public sale pursuant to Article 9 of the Uniform Commercial Code. In October 2025, as a result of Scorpius’ default under certain secured notes and related security agreements, 3i exercised its rights and remedies with respect to certain collateral of Scorpius and its affiliate guarantors, including the Acquired Assets, and determined to sell such collateral in a public auction pursuant to Article 9, at which auction the Company submitted the winning bid. The Acquired Assets include, without limitation, equipment, contract rights, IT systems, software, files, records, documents, intellectual property, and goodwill related to Scorpius’ contract development and manufacturing organization (“CDMO”) business. Prior to the acquisition, Scorpius served as the primary U.S. manufacturer for the Company’s late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. As a result of VBI’s acquisition of the Acquired Assets, all manufacturing and related services previously provided by Scorpius to the Company through its CDMO business will be completed in-house and the Company intends to expand its business operations to provide similar services to other clients in the future.

Pursuant to the APA, as consideration for the Acquired Assets, the Company (on behalf of VBI) issued to 3i a senior convertible note payable in the amount of $16,253,147 at the closing of the Acquisition. Consistent with customary practices in a sale under Article 9, the APA does not contain representations, warranties, covenants or indemnities of the Collateral Agent, and the assets were sold “as is.”

The allocation of the purchase price to the estimated fair value of the assets acquired at the acquisition date, is as follows (in thousands):

ASSETS	December 10, 2025
Current assets
Prepaid expenses and other current assets	$189
Total current assets	189
Property and equipment, net	12,607
Goodwill	3,457
Total assets	$16,253

The Company accounted for the acquisition of Scorpius using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price has been allocated on a preliminary basis to the assets assumed based on management’s current estimates of their fair values as of the acquisition date of December 10, 2025. Because the Company has not yet completed the valuation analyses necessary to finalize the fair values of certain assets acquired, the purchase price allocation is considered provisional.

During the measurement period, which will not exceed one year from the acquisition date, the Company will continue to obtain information to assist in completing the valuation analyses and expects to finalize the purchase price allocation as soon as practicable. Measurement‑period adjustments, if any, will be recognized in the period in which the adjustments are determined, with a corresponding adjustment to goodwill, and the results of prior periods presented will be revised as if the accounting for the business combination had been completed as of the acquisition date, including related impacts on depreciation, amortization, and other income statement amounts, as required by ASC 805.

Unaudited Pro Forma Financial Information

The following tables reflect the unaudited pro forma combined results of operations for the year ended December 31, 2025 as if the acquisition of Scorpius had taken place on January 1, 2025. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses (in thousands):

	Revenue	Net loss
Results of acquired business included in our year ended December 31, 2025 and 2024
For the year ended December 31, 2025, proforma	$267	$(32,903)
For the year ended December 31, 2024, proforma	$6,243	$(36,616)

	Year Ended December 31,
	2025	2024
Basic and diluted earnings per share pro forma	$(28.47)	$(127.26)

5.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds. The following tables show the Company’s cash equivalent's carrying value and fair value as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$12,191	$12,191	$12,191	$—	$—
Total assets	$12,191	$12,191	$12,191	$—	$—

Liabilities
Derivative liability	$292	$292	$—	$—	$292
Total liabilities	$292	$292	$—	$—	$292

	As of December 31, 2024
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$1,819	$1,819	$1,819	$—	$—
Total assets	$1,819	$1,819	$1,819	$—	$—

Cash equivalents – Cash equivalents of $12.2 million and $1.8 million as of December 31, 2025 and 2024, respectively, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Recurring Fair Value Measurements

The Company’s derivative liability embedded in the Financing Agreement is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is presented as an embedded derivative liability on the consolidated balance sheets and is subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

The following table provides a reconciliation for the opening and closing balance of the derivative liability for the year ended December 31, 2025 (in thousands):

Derivative Liability
Balance as of January 1, 2025	$—
Issuances	320
Net change in fair value	(28)
Balance as of December 31, 2025	$292

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2025 and 2024.

6.	Inventory, net (in thousands)

	As of December 31,
	2025	2024
Raw materials	$458	$460
Work in process	5	5
Finished goods	77	192
Inventory at cost	540	657
Less: reserve for obsolescence	(540)	(338)
Total Inventory, net	$—	$319

As of December 31, 2025 inventory has been fully reserved due to our winddown of the ClearUP product line and exit from the consumer product business. The Company is in the process of disposing of all remaining inventory. All activity related to ClearUP has been reflected as discontinued operations in the statement of operations for the years ended December 31, 2025 and 2024.

7.	Property and equipment, net (in thousands)

	As of December 31,
	2025	2024
Computers and equipment	$95	$11
Furniture and fixtures	85	-
Lab equipment	12,476	-
Manufacturing tools and dies	—	31
Total cost property and equipment	12,656	42
Less: accumulated depreciation	(15)	(40)
Total Property and equipment, net	$12,641	$2

Depreciation expense was $5 thousand and $3 thousand for the years ended December 31, 2025 and 2024, respectively. During the third quarter of 2025, we wrote off certain manufacturing molds related to the next generation of ClearUP as we no longer plan to manufacture the product in the future. The net book value of the assets written off was $117 thousand and is included in discontinued operations in the consolidated statements of operations. Assets acquired from Scorpius have not yet been placed in service as of December 31, 2025 and thus, no depreciation has been recorded related to those assets.

8.	Statera License Agreement

On February 11, 2025, the Company entered into an exclusive license agreement (the "License Agreement”) with Statera, pursuant to which the Company acquired (i) an exclusive worldwide license to the patented Toll-like Receptor 5 ("TLR5”)agonist lead program of Statera known as Entolimod (the "Licensed Molecules”)as it relates to the ARS indication (the "Initial Indication”)and (ii)an exclusive option (the "Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including lymphocyte exhaustion, immunosenescence, neutropenia and/or for use as a vaccine adjuvant (the "Subsequent Indications”) and to the optimized TLR5 agonist follow-on program of Statera known as Entolasta.

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

As consideration for the License Agreement, the Company agreed to pay Statera a license fee of $1.5 million, consisting of (i) $300 thousand in cash consideration and (ii) $1.2 million in stock consideration, as discussed further in Notes 12 and 13 below. As additional consideration for the License Agreement, the Company agreed to pay Statera certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option with respect to any Subsequent Indication, net sales for such Subsequent Indications, within certain royalty periods.

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

In conjunction with the License Agreement, Statera additionally transferred to the Company the title to approximately fifteen kilograms (15kg) of frozen manufactured Entolimod bulk drug substance and bulk/finished drug product lots and associated quality records associated with their production and applicable verification records (the "Materials”). In connection with this acquisition of ownership of the Materials, the Company is negotiating a $1 per year lease with an affiliate of Statera for the proper care, storage and handling of the Materials. The Company determined that the fair value associated with the Entolimod lots and associated lease was not material to the transaction.

The License Agreement also includes a buyout provision (the "Buyout”) by which the Company maintains the right to acquire from Statera at any time all right, title and interest in and to all technology licensed or otherwise subject to the Exclusive Option under the License Agreement. Should the Company elect to invoke this buyout right, it must provide Statera with a buyout payment equal to (a) the lesser of (i) the aggregate amount of payments due to Statera for achievement of all milestone events (described below), less the amount of payments paid for the achievement of one or more of such milestone events, and (ii)an amount negotiated in good faith and mutually agreed by the parties in writing as representing the risk adjusted net present value of the aggregate royalties that would have been payable absent such exercise; less (b) the amount of payments paid or payable by the Company to extinguish an existing lien on the licensed technology.

The Company evaluated the transaction for proper treatment as an acquisitions of assets or as a business combination. The Company determined the acquisition constituted an acquisition of assets instead of a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business combination. In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date. In an asset acquisition, up front payments allocated to in-process research and development ("IPRD”) projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development, or capitalized, depending on the determination if there is alternative future use of the purchase. Transaction costs of approximately $243 thousand associated with the acquisition were capitalized as part of the acquisition.

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

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments (all milestone payments, collectively, the "Milestone Payments”), payable in either cash or Company stock (at the sole discretion of the Company), become obligations of the Company as well:

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

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the "Neutropenia Option”) and to accelerate the first milestone payment of $500 thousand related to the neutropenia indication (the "Neutropenia Milestone Payment”), payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The Company paid the $500 thousand Neutropenia Milestone Payment paid in Company stock, as discussed further in Notes 12 and 13 below, and was capitalized as licensed technology.

As a result of the Company’s exercise of the Neutropenia Option, the Company is obligated to develop and commercialize the expanded licensed products related to the neutropenia indication, at its own cost and expense, including to meet those milestones discussed above, and is obligated to pay the milestone payments, other than the Neutropenia Option, upon accomplishing each such milestone.

On June 18, 2025, the Company entered into an Amended and Restated Exclusive License Agreement (the "A&R License Agreement”) with Statera, which amended certain terms of the License Agreement to, amongst other things, (i) provide that the payment of royalties pursuant to the A&R License Agreement, if any, may be made by the Company in either cash or securities of the Company, at the discretion of the Company; (ii) increase the approximate amount of the lien held by Avenue Venture Opportunities Fund, L.P. ("Avenue”) to up to $5.6 Million (the "Payoff Amount”); and (iii) provide that, other than the original license fee paid by the Company to Statera in connection with the closing of the license transaction in February 2025 and payment of the Neutropenia Milestone Payment, until such date that the Payoff Amount has been paid in full to Avenue, all subsequent payments due to Statera under the A&R License Agreement shall be paid by the Company as follows: 20% of any such payments shall be paid to Statera and 80% of any such payments shall be paid directly to Avenue on behalf of Statera.

9.	Commitments and Contingencies

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

Lease costs for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Operating lease cost	$—	$84
Short term lease cost	16	34
Total lease cost	$16	$118

Cash paid for amounts included in the measurement of operating lease liabilities were $0 and $87 thousand for the years ended December 31, 2025 and 2024, respectively, which is included in operating activities in the consolidated statements of cash flow.

In June 2024, the Company entered into a short-term rental agreement for office space located in Fremont, California. The Company evaluated the agreement and determined the short-term rental agreement does not meet the criteria for capitalization. Monthly rent payments required are $1 thousand per month and the agreement terminated on December 1, 2024. After expiration of the initial term, the agreement automatically renewed on a month-to-month basis until terminated by either party upon 30 days' advance written notice. The lease was terminated in December 2025.

Subsequent to year-end, in March 2026, the Company entered into several long-term lease agreements related to the contract manufacturing and development organization in San Antonio, Texas.  See Note 20 for a discussion of the terms of the leases.

Exclusive License Agreement – Statera BioPharma

As discussed above in Note 7, the Company is obligated to make certain payments to Statera pursuant to the A&R License Agreement, upon the achievement of certain commercialization milestones.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of December 31, 2025.

10.	Other Accrued Expenses (in thousands)

	For the Year Ended December 31,
	2025	2024
Legal and professional fees	$24	$39
Consulting fees	53	—
Delaware franchise tax	180	—
Research study costs	—	90
Payroll liabilities	98	—
Other	21	3
Total other accrued expenses - continuing operations	$376	$132
Other accrued expenses - discontinued operations	6	15
Total Other accrued expenses	$382	$147

11.	Convertible Note Payable

Senior Secured Convertible Note Offering

On December 9, 2025, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with 3i, pursuant to which the Company agreed to issue, in a private placement, upon the satisfaction of certain conditions specified in the Note Purchase Agreement, a senior secured convertible note (the “Note”) in the principal amount of $16,253,147 and a warrant (the “Note Offering Warrant”) to purchase up to an aggregate of 4,553,213 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), to 3i for an aggregate purchase price of $16,253,147 (the “Note Offering”). See Note 14 for further information regarding the warrants.

The Company received gross proceeds of $16,253,147 from the Note Offering, all of which it used to fund the purchase of the Acquired Assets. Pursuant to the Note Purchase Agreement, the Company agreed to reimburse 3i for all costs and expenses incurred by it or its affiliates in connection with the transactions contemplated by the Note Purchase Agreement, up to $100,000.

On December 9, 2025, the Company, VBI and 3i entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and VBI granted security interests in the Collateral (as such term is defined in the Security Agreement) to secure the obligations of the Company under the Note and the Note Purchase Agreement.

The Note matures on the fifth anniversary of the issuance date (the “Maturity Date”), unless prior thereto there is an event of default, and bears interest at a rate of 5.0% per annum; provided, however, that upon the occurrence (and during the continuance) of an event of default, the Note shall bear interest at a rate of 10% per annum. Commencing on the first day of the first full calendar month that is 18 months from the issuance date, and on the first day of each calendar month thereafter until the Maturity Date (each, an “Installment Date”), in each case provided that there has been no Equity Conditions Failure (as defined in the Note), the Company shall pay 3i an amount equal to the sum of (i) (a) with respect to any Installment Date other than the Maturity Date, the lesser of the (A) quotient of (I) the principal amount outstanding under the Note as of the initial Installment Date, divided by (II) the number of Installment Dates occurring under the Note and (B) the principal amount then outstanding under the Note as of such Installment Date and (b) with respect to the Installment Date that is the Maturity Date, the principal amount then outstanding under the Note as of such Installment Date; (ii) any Deferral Amount (as defined in the Note) deferred under the Note and included in such Installment Amount in accordance therewith; and (iii) in each case of clauses (i) and (ii), the sum of any accrued and unpaid interest, accrued and unpaid late charges, and Make-Whole Amount (as defined in the Note) as of the Installment Date (the “Installment Amount”) by converting such Installment Amount into shares of Common Stock; provided, however, that, the Company’s election, the Company may choose to redeem such Installment Amount in cash or by any combination of cash and shares of Common Stock.

In addition to the foregoing, the Note is convertible in part or in whole, at the option of the holder, at any time, into such number of shares of Common Stock of the Company equal to the sum of the principal amount of the Note, plus all accrued and unpaid interest, plus any Make-Whole Amount, plus any unpaid late charges (the “Holder Conversion Amount”) at a conversion price equal to $2.2310 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations; provided, however, that if at any time while the Note is outstanding, the Company sells or grants any options to purchase or sells or issues shares of Common Stock or common stock equivalents at a price below the Conversion Price then in effect (such lower price, the “Base Conversion Price”), then the Conversion Price shall be lowered to such Base Conversion Price. Notwithstanding the foregoing, subject to the terms of the Note, at any time after the effective date of a registration statement covering the shares of Common Stock issuable upon conversion of the Note (the “Note Conversion Shares”) and shares of Common Stock issuable upon exercise of the Note Offering Warrants (the “Note Offering Warrant Shares”), the holder shall be entitled to convert all or any portion of the unpaid Holder Conversion Amount not exceeding $750,000 (or a higher amount mutually agreed upon by the Company and the holder) per calendar month into Conversion Shares at a conversion price equal to 97% of the lowest volume weighted average price (“VWAP”) of the shares of Common Stock during the ten consecutive trading day period ending and including the trading day immediately prior to the conversion date, provided that the Alternative Conversion Price may not be below $0.39 (the “Floor Price”). If the Alternative Conversion Price is below the Floor Price, then in addition to the issuance of the Note Conversion Shares, the Company shall pay the holder cash as a true-up in accordance with the Note. All conversions are subject to certain beneficial ownership limitations, as set forth in the Note.

The Note contains customary events of default, including key person departure events. If an event of default occurs, 3i may require the Company to redeem (regardless of whether such event of default has been cured) all or any portion of the Note at the Redemption Price (calculated in accordance with the terms of the Note). Subject to limited exceptions set forth in the Note, the Note prohibits the Company and, as applicable, its subsidiaries from incurring any new indebtedness, other than permitted indebtedness. In March 2026, the Company obtained a waiver from the Note holder to avoid a potential key person departure event of default in connection with the departure of the Company’s CEO, Jennifer Ernst.

The Note is redeemable by the Company at a redemption price equal to 105% of the sum of the Installment Amount to be redeemed. While the Note is outstanding, if the Company enters into a Subsequent Placement (as such term is defined in the Note), the holder of the Note shall have the right to require that the Company redeem all, or any portion, of the amount due under the Note in an amount not in excess of 36% of the net proceeds of such Subsequent Placement.

The Note Offering Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and stockholder approval of the waiver of the Exchange Cap), expire five years from the date of issuance, and have an exercise price equal to $2.2310 (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Note Offering Warrant). The Note Offering Warrant provides for cashless exercise under certain circumstances. All exercises are subject to certain beneficial ownership limitations, as set forth in the Note Offering Warrant.

Pursuant to the Note Purchase Agreement, from December 9, 2025 until the later of (i) the date that less than 10% of the principal of the Note is outstanding and (ii) the 12-month anniversary of the issuance date (the “Restricted Period”), the Company shall be prohibited from entering into a Variable Rate Transaction (as such term is defined in the Note Purchase Agreement). Additionally, subject to certain exceptions, during the Restricted Period, the Company shall be prohibited from (i) issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of Common Stock or Common Stock Equivalents (as such term is defined in the Note Purchase Agreement) or (ii) filing any registration statement or any amendments or supplements thereto. Further, during the Restricted Period, 3i shall have the right to participate in any subsequent financing for up to 20% of such financing.

The terms of the note were evaluated for embedded derivatives. We determined that certain conversion features of the Note required bifurcation of an embedded derivative. The derivative is recorded at fair value and is subject to marked-to-market remeasurement at each reporting period.  The initial fair value of the derivative was $320 thousand and upon remeasurement as of  December 31, 2025, the change in net value of $28 thousand was recorded as other income in the consolidated statements of operations.

The Company incurred $172 thousand in costs related to the issuance of the senior secured convertible note payable. The issuance costs are amortized over the life of the note and are netted against the note payable in the consolidated balance sheets.

The Convertible note payable balance consists of the following (in thousands):

	For the Year Ended December 31,
	2025	2024
Issuance of convertible note payable	$16,253	$—
Debt discount, net	(9,629)	—
Debt issuance costs, net	(170)	—
Convertible note payable, net	$6,454	$—

Future payments associated with the Convertible note payable, including principal and interest are as follows (in thousands):

For the Years Ended December 31,	Total Payments
2026	$—
2027	2,268
2028	4,536
2029	4,536
Thereafter	4,913
Total	$16,253

12.	Preferred Stock

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

As of December 31, 2025, there were 403 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $ 0.0001 per share ("Series A Preferred Stock”), issued and outstanding, 2,155 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share ("Series B Preferred Stock”), issued and outstanding, and 12,000 shares of the Company’s Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share ("Series C Preferred Stock”), issued and outstanding. As of December 31, 2024 there were no series of preferred stock designated, and no shares of preferred stock issued or outstanding.

Series A Preferred Stock

On February 10, 2025, in connection with the License Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the "Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, pursuant to which 6,000 shares of the Company’s authorized shares of preferred stock were designated as Series A Preferred Stock. A summary of the powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock is set forth below.

Ranking - the Series A Preferred Stock ranks on parity with the Company’s common stock and junior to the Company’s Series B Preferred Stock and Series C Preferred Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividend Rights - to the extent that dividends are paid to holders of the Company’s common stock, holders of Series A Preferred Stock shall be entitled to participate in such dividends on an as-if-converted-to-common-stock basis, without regard to the Series A Beneficial Ownership Limitation (as defined below).

Voting Rights - except as otherwise provided by the Series A Certificate of Designation or required by law, the Series A Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (i)alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Series A Preferred Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s amended and restated articles of incorporation, as amended (the "Charter”), or amended and restated bylaws (the "Bylaws”), or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock, or (iii)enter into any agreement with respect to any of the foregoing.

Conversion - subject to the Series A Beneficial Ownership Limitation, each share of Series A Preferred Stock is convertible into approximately 588 shares of Company common stock (the "Series A Conversion Ratio”),as follows:

●

Automatic Conversion -effective as of 5:00 p.m. Eastern time on the third business day after the date that the Company’s stockholders approve the conversion of the Series A Preferred Stock into shares of common stock in accordance with the listing rules of the Nasdaq Stock Market ("Stockholder Approval”),each share of Series A Preferred Stock then outstanding shall automatically convert into a number of shares of common stock equal to the Series A Conversion Ratio, subject to the Series A Beneficial Ownership Limitation.

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

Beneficial Ownership Limitation -a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the applicable beneficial ownership limitation (the "Series A Beneficial Ownership Limitation”). For purposes of the Series A Preferred Stock, the Series A Beneficial Ownership Limitation shall initially be set at 9.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

Redemption Rights -shares of Series A Preferred Stock are not redeemable.

Liquidation Rights - in the event of liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or involuntary, holders of Series A Preferred Stock shall rank on parity with common stockholders as to the distributions of assets.

On February 11, 2025, in connection with, and as consideration for the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2million.

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

Series B Preferred Stock

On April 29, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the "Series B Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Tranched Financing. The Series B Certificate of Designation became effective upon filing and designates 8,400 shares of the Company’s preferred stock as Series B Preferred Stock.

Ranking - the Series B Preferred Stock ranks senior to the Company’s common stock and Series A Preferred Stock, and junior to the Company's Series C Preferred Stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividend Rights - the holders of outstanding shares of Series B Preferred Stock shall be entitled to cumulative dividends at an annual rate of 10% of the Stated Value (as defined below) per share. Dividends shall accrue from the date of each such Tranche Closing, and for as long as any shares of Series B Preferred Stock remain issued and outstanding and are payable quarterly in arrears. At the Company’s option, dividends on the Series B Preferred Stock may be paid in (i) cash, (ii) by adding the amount of dividends payable on such date to the aggregate Stated Value of such holder’s shares of Series B Preferred Stock ("PIK Dividends”), or (iii) any combination of cash and PIK Dividends. The "Stated Value” shall mean $1,000 per share, subject to adjustment in the event of any stock dividend (including PIK Dividends), stock split, combination, recapitalization, or other similar event affecting such shares.

Voting Rights - except as otherwise provided by the Series B Certificate of Designation or required by law, the Series B Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series B Preferred Stock, (i)alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Charter or Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, (ii) issue further shares of Series B Preferred Stock, or (iii)enter into any agreement with respect to any of the foregoing.

Conversion - subject to the Series B Beneficial Ownership Limitation, at any time, each holder of Series B Preferred Stock shall have the right, at such holder’s option, to convert any or all of the shares of Series B Preferred Stock held by such holder into fully paid and nonassessable shares of Company common stock. The number of shares of common stock issuable upon conversion of each share of Series B Preferred Stock shall be equal to the quotient obtained by dividing (i) the Stated Value of such share of Series B Preferred Stock plus all accrued and unpaid dividends thereon by (ii) the Series B Conversion Price in effect on the date of conversion. The conversion price (the "Series B Conversion Price”) in effect on any conversion date shall be equal to 90% of the lowest closing volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the conversion notice delivered by the holder, subject to adjustment, provided, however, that in no event shall the Series B Conversion Price be lower than $1.294 per share (the "Floor Price”), subject to adjustment.

Beneficial Ownership Limitation - a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the applicable beneficial ownership limitation (the "Series B Beneficial Ownership Limitation”). For purposes of the Series B Preferred Stock, the Series B Beneficial Ownership Limitation shall initially be set at 4.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

Redemption Rights - the Company may, at any time and in its sole discretion, request to redeem all or any portion of the outstanding shares of Series B Preferred Stock at a price equal to 115% of the Stated Value plus all accrued and unpaid dividends thereon by providing the holder at least 10 days prior written notice, during which 10 day period the holder thereof shall have the right to convert such holder’s shares of Series B Preferred Stock into shares of Company common stock. Upon the closing of any equity or equity linked financing by the Company after the issuance date, the holder shall have the right, but not the obligation, to require the Company to redeem, out of the proceeds of such financing, up to 25% of the aggregate amount of net proceeds raised in the financing, outstanding shares of Series B Preferred Stock at a per share price equal to the Stated Value, plus all accrued and unpaid dividends thereon, provided that such right shall expire 5 days after the holder receives notice from the Company of the consummation of a financing.

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

On April 29, 2025, the Company entered into a Securities Purchase Agreement (the "Preferred Purchase Agreement”) with an investor (the "Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s Series B Preferred Stock and warrants ("Investor Warrants”) to purchase shares of the Company’s common stock fora total purchase price of up to $8,400,000 (the "Tranched Financing”) in several tranche closings (each, a "Tranche Closing”).

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

The consummation of the transactions contemplated by the Preferred Purchase Agreement is subject to various customary closing conditions. Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, for so long as any shares of Series B Preferred Stock remain outstanding (the "ROFR Period”), the Investor will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, for so long as the Investor holds any shares of Series B Preferred Stock, Warrants, or shares of common stock issued upon conversion of the Series B Preferred Stock or exercise of the Warrants, the Investor shall have the right to participate in any subsequent financing for up to 20% of such financing. Moreover, for so long as any shares of Series B Preferred Stock remain outstanding, subject to certain exceptions, the Investor shall have the right to require the Company to use 25% of the proceeds received by the Company from any future financing to redeem any shares of Series B Preferred Stock held by the Investor in accordance with the terms of the Series B Certificate of Designation.

The Preferred Purchase Agreement contains customary termination provisions for the Investor under certain limited circumstances, and the Preferred Purchase Agreement will automatically terminate if any Tranche Closing has not occurred prior to December 31, 2025.

Craft Capital Management LLC("Craft”) acted as placement agent to the Company in connection with the Tranched Financing. As consideration for services rendered by Craft, the Company shall (i) pay Craft a cash fee equal to eight percent (8%) of any such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement and (ii) issue to Craft that number of warrants to purchase shares of common stock equal in value to six percent (6%) of such funds received by the Company from the Investor pursuant to the Preferred Purchase Agreement.

Amendment of April 2025 Securities Purchase Agreement

As of December 9, 2025, the Company had completed four of the six tranche closings contemplated by the April 2025 Purchase Agreement. On December 9, 2025, the Investor assigned the April 2025 Purchase Agreement, including all of its rights and obligations thereunder, to 3i, and 3i purchased all of the outstanding shares of Series B Preferred Stock from the Investor.

On December 9, 2025, the Company and 3i entered into an Amendment to Securities Purchase Agreement (the “Amendment”), which amends the April 2025 Purchase Agreement to:

·	extend the termination date of the agreement from no later than December 31, 2025 to no later than December 9, 2026;

·

provide that the Fifth Tranche Closing (as defined in the Amendment) shall occur on the third trading day following delivery by 3i of a Purchaser Closing Notice (as defined in the Amendment) to the Company with respect to such tranche, and that the Final Tranche Closing (as defined in the Amendment) shall occur on the third trading day following delivery by 3i of a Purchaser Closing Notice (as defined in the Amendment) to the Company with respect to such tranche, in each case in 3i’s sole discretion; and

·

provide that the Company’s board of directors shall take all necessary action to lower the applicable floor price to $0.39 per share, and that, in connection therewith, the Company shall hold a meeting of its stockholders no later than March 9, 2026 to seek approval waive the Cap. For purposes of the Amendment, the “Cap” means the number of shares of Common Stock or pursuant to the transactions entered into on December 9, 2025 (including the lowering of the floor price pursuant to the Amendment) by the Company to the extent that after giving effect thereto, the aggregate number of shares of Common Stock that would be issued as well as permitted to vote or be converted or exercised for pursuant to such transactions would not exceed 19.99% of the Company’s outstanding shares of Common Stock as of such date.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56 thousand at closing of the Initial Tranche and issued warrants to purchase an aggregate of 10,000 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $4.20 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on June 25, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $585 thousand. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $398 thousand and $187 thousand, respectively.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $56 thousand at closing of the Initial Tranche and issued warrants to purchase an aggregate of 11,068 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.795 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on July 31, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $625 thousand. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $458 thousand and $167 thousand, respectively.

Between August 15, 2025 and October 8, 2025, the Investor converted all 700 Second Tranche Preferred Shares issued to the Investor in connection with the Second Tranche Closing into an aggregate of 252,710 shares of common stock.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 29,830 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.52 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on August 21, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.1 million and $0.5 million, respectively.

Between October 27, 2025 and November 5, 2025, the Investor converted 160 shares of the Third Tranche Preferred Shares issued to the Investor in connection with the Third Tranche Closing into an aggregate of 70,220 shares of common stock. As of December 31, 2025, 1,590 of the Third Tranche Preferred Shares remain outstanding.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 32,249 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.256 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on September 26, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.1 million and $0.5 million, respectively.

In December 2025, 3i converted 1,185 shares of the Fourth Tranche Preferred Shares assigned to 3i in connection with the Fourth Tranche Closing into an aggregate of 743,330 shares of common stock. As of December 31, 2025, 565 of the Fourth Tranche Preferred Shares remain outstanding.

Redeemable Preferred Units

Redeemable non-controlling interests are reported on the consolidated balance sheets as Temporary Equity.

In connection with the issuance of Series B Redeemable Preferred Stock, there were conditions attributed to future financing which were deemed to be outside the control of the Company. As a result of this provision, there could be a redemption trigger initiated by the holder. Therefore, the Series B Preferred Stock are probable of becoming redeemable and will be classified as temporary (‘mezzanine’) equity.

Series C Preferred Stock

On December 9 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the "Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation became effective upon filing and designates 75,000 shares of the Company’s preferred stock as Series C Preferred Stock.

Ranking - the Series C Preferred Stock ranks senior to the Company’s common stock. Series A Preferred Stock and Series B Preferred Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividend Rights - the holders of outstanding shares of Series C Preferred Stock shall be entitled to cumulative dividends at an annual rate of 6% of the Stated Value (as defined below) per share. Dividends shall accrue from the date of each such Tranche Closing, and for as long as any shares of Series C Preferred Stock remain issued and outstanding and are payable quarterly in arrears. At the Company’s option, dividends on the Series C Preferred Stock may be paid in (i) cash, (ii) by adding the amount of dividends payable on such date to the aggregate Stated Value of such holder’s shares of Series C Preferred Stock ("PIK Dividends”), or (iii) any combination of cash and PIK Dividends. The "Stated Value” shall mean $1,080 per share, subject to adjustment in the event of any stock dividend (including PIK Dividends), stock split, combination, recapitalization, or other similar event affecting such shares.

Voting Rights - except as otherwise provided by the Series C Certificate of Designation or required by law, the Series C Preferred Stock has no voting rights. Provided, however, that so long as any shares of Series C Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C Preferred Stock, (i)alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Series C Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Charter or Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C Preferred Stock, (ii) issue further shares of Series B Preferred Stock, or (iii)enter into any agreement with respect to any of the foregoing.

Conversion - subject to the Series C Beneficial Ownership Limitation, at any time, each holder of Series C Preferred Stock shall have the right, at such holder’s option, to convert any or all of the shares of Series C Preferred Stock held by such holder into fully paid and nonassessable shares of Company common stock. The number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock shall be equal to the quotient obtained by dividing (i) the Stated Value of such share of Series C Preferred Stock plus all accrued and unpaid dividends thereon by (ii) the Series C Conversion Price in effect on the date of conversion. The conversion price (the "Series C Conversion Price”) in effect on any conversion date shall be equal to 93% of the lowest closing volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market for the five trading days immediately preceding the date of the conversion notice delivered by the holder, subject to adjustment, provided, however, that in no event shall the Series C Conversion Price be lower than $0.39 per share (the "Floor Price”), subject to adjustment.

Beneficial Ownership Limitation - a holder of Series C Preferred Stock is prohibited from converting shares of Series C Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of the applicable beneficial ownership limitation (the "Series C Beneficial Ownership Limitation”). For purposes of the Series C Preferred Stock, the Series C Beneficial Ownership Limitation shall initially be set at 4.9% for each holder and its affiliates and may be adjusted at the discretion of the holder to a percentage between 4.9% and 19.9% (but not to exceed 19.9%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to such conversion.

Redemption Rights - the Company may, at any time and in its sole discretion, request to redeem all or any portion of the outstanding shares of Series C Preferred Stock at a price equal to 115% of the Stated Value plus all accrued and unpaid dividends thereon by providing the holder at least 10 days prior written notice, during which 10 day period the holder thereof shall have the right to convert such holder’s shares of Series C Preferred Stock into shares of Company common stock. Upon the closing of any equity or equity linked financing by the Company after the issuance date, the holder shall have the right, but not the obligation, to require the Company to redeem, out of the proceeds of such financing, up to 36% of the aggregate amount of net proceeds raised in the financing, outstanding shares of Series C Preferred Stock at a per share price equal to the Stated Value, plus all accrued and unpaid dividends thereon, provided that such right shall expire 5 days after the holder receives notice from the Company of the consummation of a financing.

Liquidation Rights - in the event of the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets, funds, or proceeds available for distribution of the Company to the holders of common stock or any other class or series of capital stock ranking junior to the Series C Preferred Stock upon liquidation, by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value plus all accrued and unpaid dividends thereon or (ii) the amount that such holder would receive if such holder converted all of its shares of Series C Preferred Stock into common stock immediately prior to such liquidation, dissolution or winding up.

On December 9, 2025, the Company entered into a Securities Purchase Agreement (the “Preferred Purchase Agreement”) with certain institutional investors (collectively, the “Preferred Offering Investors”), pursuant to which, subject to the conditions set forth therein, the Company agreed to sell to the Preferred Offering Investors, and the Preferred Offering Investors agreed to purchase from the Company, up to 75,000 shares of the Company’s newly designated Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”) and warrants (“Preferred Offering Warrants”) to purchase shares of Common Stock for a total purchase price of up to $75,000,000 (the “Preferred Offering”) in several tranche closings (each, a “Tranche Closing”).

The Preferred Purchase Agreement provides that the Preferred Offering shall be conducted through a series of separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Preferred Offering Investors up to an aggregate of 75,000 shares of Series C Preferred Stock, at a price of $1,000 per share, as follows: (i) 12,000 shares of Series C Preferred Stock, for $12,000,000 in gross proceeds to the Company, in the initial Tranche Closing, which was consummated on December 10, 2025; (ii) 6,000 shares of Series C Preferred Stock, for $6,000,000 in gross proceeds to the Company, in the second Tranche Closing, which shall be consummated three business days after the Second Tranche Closing Conditions (as defined below) have been satisfied or waived; and (iii) up to an aggregate of 57,000 shares of Series C Preferred Stock, for an aggregate of up to $57,000,000 in a series of subsequent Tranche Closings (each a “Subsequent Tranche Closing,” and together the “Subsequent Tranche Closings”), which shall be consummated when the Subsequent Tranche Closing Conditions (as defined in the Preferred Purchase Agreement) have been satisfied or waived, including but not limited to that the aggregate stated value of the Series C Preferred Stock outstanding does not exceed $3,000,000 and certain additional volume and price conditions are met.

In addition to the shares of Series C Preferred Stock to be sold and issued to the Investors in the Preferred Offering, at each Tranche Closing the Company shall also issue the Preferred Offering Investors an aggregate of Preferred Offering Warrants to purchase that number of shares of Company common stock equal to 50% of shares of common stock issuable upon conversion in full of the shares of Series C Preferred Stock issued in connection with the same Tranche Closing. Each Preferred Offering Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and Stockholder Approval), expire five years from the date of issuance, and have an exercise price of $2.2310 (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Preferred Offering Warrant).

In the event that the closing price of the Company’s common stock during the prior three trading days preceding a Tranche Closing date shall be lower than the Floor Price, then the applicable Tranche Closing shall be delayed until such time as the price meets the required threshold for a period of five consecutive trading days. Notwithstanding the foregoing, the Preferred Offering Investors have the ability, subject to prior written consent of the Company, to purchase any number of shares of Series C Preferred Stock prior to the dates of the Tranche Closings provided for in the Preferred Purchase Agreement during the term of the Preferred Purchase Agreement.

Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, through the later of (i) the date that less than 1,200 Preferred Shares are outstanding and (ii) December 9, 2026 (the “ROFR Period”), the Preferred Offering Investors will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, through the later of (i) the date that less than 1,200 Preferred Shares are outstanding and (ii) December 9, 2026, the Preferred Offering Investors shall have the right to participate in any subsequent financing for up to 20% of such financing.

The Preferred Purchase Agreement contains customary termination provisions for the Investors under certain limited circumstances, and the Preferred Purchase Agreement will automatically terminate if any Tranche Closing has not occurred prior to June 9, 2027.

Initial Tranche

On December 11, 2025, the Company and the Preferred Offering Investors held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $12 million pursuant to the Preferred Purchase Agreement and issued 12,000 shares of Series C Preferred Stock to the Preferred Offering Investors. In addition to the shares of Series C Preferred Stock, the Company issued Preferred Offering Investor Warrants to purchase 2,904,528 shares of Company common stock with an initial exercise price of $2.231 per share. The Preferred Offering Investor Warrants are exercisable immediately and expire on December 10, 2030. Net proceeds to the Company, after deducting offering expenses paid by the Company, were $11.9 million. The net proceeds were allocated between the Series C Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $5.9 million and $5.9 million, respectively. As of December 31, 2025 no shares of Series C Preferred Stock have been converted into common stock and all 12,000 shares remain outstanding.

13.	Common Stock

As of  December 31, 2025 and 2024, there were 2,525,778 and 556,902 shares of Company common stock issued and outstanding, respectively.

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

On May 13, 2024, the Company sold 277,059 shares of its common stock, together with Series A warrants (the "Series A Warrants”) to purchase an aggregate of 277,059 shares of common stock and Series B warrants (the "Series B Warrants” and collectively with the Series A Warrants, the "Common Warrants”) to purchase an aggregate of 415,589 shares of common stock, to certain investors in a registered public offering. Each share of common stock was sold together with one Series A Warrant and one and a half Series B Warrants at a combined price of $14.45 per share and Common Warrants, resulting in gross proceeds to the Company of approximately $4 million. Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, was approximately $3.3 million. The net proceeds were allocated between the common stock and Common Warrants issued in the offering based on the relative fair values, which were $1.4 million and $1.9 million, respectively. Each of the Common Warrants are exercisable immediately upon issuance and have an exercise price of $14.45 per share, subject to certain adjustments. The Series A Warrants will expire one year from the date of issuance, and the Series B Warrants will expire five years from the date of issuance. As compensation for services rendered by the placement agent, the Company paid the placement agent a cash fee of 7.0% of the gross proceeds of the offering (amounting to approximately $280 thousand) at closing, as well as $100 thousand for the reimbursement of certain expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued the placement agent registered warrants to purchase an aggregate of 11,083 shares of Company common stock, equal to 4.0% of the aggregate shares of common stock sold in the offering. The placement agent warrants have an initial exercise price of $15.90 per share (equal to 110% of the combined offering price per share and Common Warrants), have a term of five years from the commencement of sales in the offering, and are exercisable commencing six months from closing. During the year ended December 31, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. On May 13, 2025, the remaining 269,535 Series A Warrants outstanding as of such date expired pursuant to their terms.

On September 13, 2024, the Company entered into an Equity Distribution Agreement (the "Distribution Agreement”) with Maxim Group LLC ("Maxim”), pursuant to which the Company may offer and sell, from time to time, through or to Maxim, as sales agent or principal, shares of its common stock. The Company will pay Maxima commission of 3% of the aggregate gross proceeds from each sale of shares pursuant to the Distribution Agreement. The Company also agreed to reimburse Maxim for certain specified fees and expenses of up to $40 thousand, plus an additional $5 thousand foreach bring down, as provided in the Distribution Agreement. The agreement will terminate upon the earlier of (i) the sale of all shares of common stock having an aggregate offering price of $10 million; (ii) twenty-four months from the date of the agreement; (iii) the mutual termination of the agreement upon fifteen days’ prior written notice; and (iv)as otherwise permitted therein. During the year ended December 31, 2024, the Company sold a total of 193,161 shares of its common stock pursuant to the Distribution Agreement for gross proceeds of $1.2 million. The Company paid Maxim $37 thousand in commissions. Net proceeds to the Company, after deducting commissions and offering expenses paid by the Company, was approximately $1.1 million. During the year ended December 31, 2025, the Company sold an aggregate of 172,700 shares of common stock pursuant to the Distribution Agreement for gross proceeds of $1.8 million and net proceeds of $1.6 million after $53 thousand of commissions paid by the Company to Maxim and $118 thousand of legal and other fees.

On February 11, 2025, in connection with, and as consideration for, the License Agreement, the Company entered into a Securities Purchase Agreement with Statera, pursuant to which it issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii)approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

On March 18, 2025, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement”) with Mast Hill Fund, L.P. ("Mast Hill”), pursuant to which the Company will have the right, but not the obligation, to sell to Mast Hill, and Mast Hill will have the obligation to purchase from the Company, up to $25 million shares of the Company’s common stock, at the Company’s sole discretion, over the 24months following the date of execution, subject to the terms of the Purchase Agreement (the "Equity Line of Credit”). As consideration for Mast Hill’s commitment to purchase shares of Company common stock under the Purchase Agreement, the Company issued Mast Hill 29,800 restricted shares of common stock following the execution of the Purchase Agreement (the "Commitment Shares”). During the year ended December 31, 2025, the Company sold and issued an aggregate of 235,792 shares of common stock to Mast Hill pursuant to the Purchase Agreement for gross proceeds of $783 thousand and net proceeds of $741 thousand, after deducting offering costs. The agreement with Mast Hill was terminated on December 9, 2025.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2025, no dividends on common stock had been declared by the Company. On December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	2025	2024
Warrants to purchase common stock	8,513,550	707,234
Options issued and outstanding	392,494	8,868
Restricted stock units outstanding	50,736	—
Shares available for future incentive plan grants	101,105	5,555
Shares available for the conversion of Series A Preferred Stock	237,200	—
Shares available for the conversion of Series B Preferred Stock	1,610,180	—
Shares available for the conversion of Series C Preferred Stock	9,371,123	—
Total	20,276,388	721,657

14.	Common Stock Warrants

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

In May 2024, in connection with the sale of 277,059 shares of common stock, the Company issued Series A Warrants to purchase an aggregate of 277,059 shares of common stock and Series B Warrants to purchase an aggregate of 415,589 shares of common stock to the purchasers of the stock. The warrants are exercisable upon issuance and have an exercise price of $14.45 per share. During the year ended December 31, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. All remaining outstanding Series A Warrants expired on May 13, 2025 and the Series B Warrants expire on May 14, 2029. Additionally, the Company issued warrants to purchase 11,083 shares of common stock to Maxim, the placement agent for the public offering of the Company’s securities. The placement agent warrants are exercisable at any time beginning six months after the closing date of the equity offering and expire five years from the commencement of sales under the offering.

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

In December 2025, in connection with the issuance of 12,000 shares of Series C Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 2,904,528 shares of the Company's common stock, par value $0.0001 per share. The warrants are exercisable upon issuance, have an exercise price of $2.231 per share and expire on December 10, 2030. The Company estimated the value of the warrants issued to the individuals using the Black-Scholes options valuation model. The fair value was $6.0 million and was classified within stockholders’ equity as additional paid in capital.

In December 2025, in connection with the issuance of a $16,253,147 Senior Convertible Note Payable, the Company issued to the lender a warrant to purchase up to an aggregate of 4,553,213 shares of the Company's common stock, par value $0.0001 per share. The warrants are exercisable upon issuance, have an exercise price of $2.231 per share and expire on December 10, 2030. The Company estimated the value of the warrants issued to the lender using the Black-Scholes options valuation model. The fair value was $9.4 million and was classified as a debt discount and netted against the note payable on the consolidated balance sheets.

The fair value of the warrants issued to placement agents in 2025 and 2024 was estimated on the date of grant using the following assumptions:

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Expected life (in years)	4.0	5.0	5.0	5.0
Expected volatility	126.33%	187.77%	118.6%	118.6%
Risk-free interest rate	3.71%	3.96%	3.83%	4.50%
Dividend yield	0%	0%	0%	0%

A summary of the Company’s outstanding warrants as of December 31, 2025 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	415,589	$14.45	May 14, 2029
Common Stock	61,287	$3.04	June 25, 2030
Common Stock	10,000	$4.20	June 25, 2029
Common Stock	64,065	$3.04	July 31, 2030
Common Stock	11,068	$3.80	July 31, 2029
Common Stock	32,500	$3.64	August 11, 2029
Common Stock	188,842	$3.04	August 21, 2030
Common Stock	29,830	$3.52	August 21, 2029
Common Stock	195,793	$3.04	September 26, 2030
Common Stock	32,249	$3.26	September 26, 2029
Common Stock	2,904,528	$2.231	December 10, 2030
Common Stock	4,553,213	$2.231	December 10, 2030
Total	8,513,550

During the year ended December 31, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand and 269,535 Series A Warrants expired. There were no warrant exercises or expirations during the year ended December 31, 2024.

15.	Equity Incentive Plans

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

Amended and Restated 2021 Equity Incentive Plan

On August 9, 2024, the Company adopted its Amended and Restated 2021 Equity Incentive Plan (the "A&R2021 Plan”), which amended and restated the 2021 Plan in full to, amongst other things, increase the number of shares of common stock authorized for issuance thereunder from5,434 shares to 58,823 shares. The Company’s Board of Directors unanimously approved the adoption of the A&R2021 Plan, subject to stockholder approval, on June 15, 2024, and the Company’s stockholders approved the A&R2021 Plan at the Company’s 2024 Annual Meeting of Stockholders held on August 9, 2024. On January 1, 2025, 27,846 shares were automatically added to the number of shares authorized for issuance under A&R2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2024). On January 1, 2026, 126,289 shares were automatically added to the number of shares authorized for issuance under 2021 Plan (an increase equal to 5% of the number of the outstanding shares of Company common stock as of December 31, 2025).

On June 30, 2025, following stockholder approval, the Company further amended the A&R 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 86,669 to 511,669 shares.

As of December 31, 2025, there were 101,105 shares of common stock available for issuance under the 2021 Plan.

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

The following table summarizes the stock option award activity for the years ended December 31, 2025 and 2024:

			Options Outstanding
	Shares Available For Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2024	424	863	$2,454.97	$12.58	7.42	$—
Shares reserved for issuance	4,312	—
Added per amendment annual shareholder meeting	53,390	—
Reserved shares cancelled	—	—
Options granted	(8,118)	8,118	$9.86	$8.33
Options forfeited / cancelled	107	(136)	$2208.30	$11.39
Options rounded for reverse stock split	—	23
RSAs granted	(442)
RSUs granted	(44,118)
Options expired	—	—	$—	$—
Options exercised	—	—	$—	$—
Balance as of December 31, 2024	5,555	8,868	$219.12	$8.67	9.22	$10
Shares reserved for issuance	27,846	—
Added per amendment annual shareholder meeting	425,000	—
Options granted	(346,500)	400,500	$3.12	$2.82
Options forfeited / cancelled	15,374	(16,874)	$3.22	$2.79
RSUs granted inside pool	(32,788)			$3.05
RSUs forfeited	6,618
Balance as of December 31, 2025	101,105	392,494	$8.00	$2.96	9.60	$—

As of December 31, 2025
Vested and exercisable		16,948	$114.62	$5.86	8.46	$—

The weighted-average grant date fair value per share of stock options granted in 2025 and 2024 was $2.82 and $8.33, respectively. The aggregate intrinsic value of options outstanding and options vested and exercisable as of December 31, 2025 is calculated based on the difference between the exercise price and the current fair value of our common stock. There was no intrinsic value as of December 31, 2025 as there were no awards with an exercise price lower than our closing stock price of $1.45 on December 31, 2025.

Stock-Based Compensation for Stock Options

Options generally vest over four years whereby 25% vest upon the first anniversary of the issuance date and either 1/36th per month thereafter or 1/12th per quarter thereafter. Stock-based compensation expense related to stock options during the years ended December 31, 2025 and 2024 was $332 thousand and $229 thousand, respectively. As of December 31, 2025, there was $974 thousand of remaining expense, which is expected to be amortized over 3.07 years.

The weighted-average exercise price as of December 31, 2025, for stock options outstanding and stock options exercisable was $8.00 and $114.62, respectively. The weighted average remaining contractual life as of December 31, 2025, for stock options outstanding and stock options exercisable was 9.60 and 8.46 years, respectively.

Prior to the IPO, the grant date fair market value of the shares of common stock underlying stock options had historically been determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included valuations performed by an independent third-party, important developments in the Company's operations, sales of the Company’s convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company's common stock. Since 2022 the Company has used a comparative peer group for determining the expected volatility rate used in the calculation of fair value. Because the Company's stock has not been publicly traded for a sufficiently long period of time, the expected volatility rate is based on a review of the historical volatilities, over a period of time equivalent to the expected life of the instrument being valued, of similarly positioned public companies within the Company's industry.

The Company estimated the fair value of share-based payment awards using the Black-Scholes options valuation model. The fair value of share-based payment awards is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share-based payment awards was estimated on the date of grant using the following assumptions:

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Expected life (in years)	5.31	6.11	5.23	5.66
Expected volatility	125.86%	140.57%	114.62%	119.28%
Risk-free interest rate	3.77%	4.05%	3.83%	4.40%
Dividend yield	0%	0%	0%	0%

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

The weighted-average grant date fair value per share of stock options granted in 2025 and 2024 was $2.82 and $8.33, respectively. The aggregate intrinsic value of options outstanding and options vested and exercisable as of December 31, 2025 and 2024 is calculated based on the difference between the exercise price and the current fair value of our common stock. As of December 31, 2025 and 2024 the aggregate intrinsic value of options outstanding was $0 thousand and $10 thousand, respectively, and for vested and exercisable options was $0 thousand and $2 thousand. respectively.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2024	—	$—
Issuance of restricted common stock	442	$22.78
Vested	(331)	$22.78
As of December 31, 2024	111	$22.78
Issuance of restricted common stock	—	$—
Vested	(111)	$22.78
Cancelled	—	$—
As of December 31, 2025	—	$—

The fair value of restricted stock awards vested during the years ended December 31, 2025 and 2024, was $0 and $8 thousand. There is no remaining expense to be recognized in connection with restricted stock awards.

Restricted Stock Units

The following table sets forth the status of the Company's non-vested restricted common stock units issued to employees:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 1, 2024	—	$—
Granted	44,119	$3.91
Vested	—	$—
Forfeited	—	$—
Canceled	—	$—
Balance as of December 31, 2024	44,119	$3.91
Granted	68,083	$5.96
Vested	(54,848)	$2.34
Forfeited	(6,618)	$3.84
Canceled	—	$—
Balance as of December 31, 2025	50,736	$5.96

The fair value of restricted stock units granted during the years ended December 31, 2025 and 2024, was $406 thousand and $170 thousand, respectively. Stock-based compensation expense related to restricted stock units was $232 thousand and $2 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $316 thousand of remaining expense, which is expected to be amortized over 3.13 years.

In May 2025, the Company’s Board of Directors approved the award of certain bonus payments related to performance in 2024, to be paid in the form of restricted stock units once certain milestones have been achieved. The milestones were achieved, and the restricted stock units were issued and vested in the third quarter.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed statements of operations is allocated as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Research and development	$218	$93
Selling, general and administrative	346	136
Total stock-based compensation	$564	$229

16.	Income Taxes

The loss from continuing operations before income tax expense (or benefit) for the year ended December 31, 2025 is $8.9 million and for the year ended December 31, 2024 is $5.7 million. The Company has no sources of foreign income or losses and therefore is not subject to foreign income taxes.

The Company did not pay any cash income taxes for the year ended December 31, 2025.

The provision for income taxes differs from the amount which would result by applying the federal statutory income tax rate to pre-tax loss for the years ended December 31, 2025 and 2024.

A reconciliation of the provision computed at the federal statutory rate to the provision for income taxes included in the accompanying statements of operations for the Company is as follows (in thouands):

	For the Year Ended
	December 31, 2025		December 31, 2024
	Rate	Amount	Rate	Amount
Income tax provision at statutory rate	21%	$(1,906)	21%	$(1,188)
State income taxes, net of federal benefit	—%	—	(4)%	205
Research and development credits	(2)%	189	—%	7
Changes in unrecognized tax benefits	—%	(8)	—%	(3)
Non-taxable or non-deductible items	—%	41	—%	37
Change in valuation allowance	(19)%	1,684	(17)%	942
Effective income tax rate	—%	$-	—%	$-

California makes up the majority of the state income tax expense, net of federal income tax effect category.

For the year ended December 31, 2025 the Company’s effective tax rate is below the federal statutory income tax rate of 21% due to the Company's position to establish a full valuation allowance on its deferred tax assets. For the year ended December 31, 2024, the Company’s effective tax rate is below the federal statutory income tax rate of 21% primarily due to state income taxes, net of federal benefit and the Company’s position to establish a full valuation allowance on its deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$9,361	$7,627
Research and development credits	215	204
Research and development costs	345	489
Other temporary differences	333	195
Total Deferred tax assets	10,254	8,515
Less: Valuation allowance	(10,242)	(8,515)
Deferred tax assets recognized	$12	$—
Deferred tax liabilities:
Goodwill	$(12)	$—
Total Deferred tax liabilities	(12)	—
Net Deferred tax assets	$—	$—

The Company has recorded a valuation allowance for its deferred tax assets that it does not believe will be realizable at a more likely than not level based on analysis of all available sources of taxable income. The valuation allowance increased by $1.7 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, due to current and previous year losses and credits claimed.

As of  December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $43.8 million and $35.5 million, respectively, which will begin to expire in 2036. Approximately $43.3 million of federal net operating losses can be carried forward indefinitely. As of  December 31, 2025 and 2024, the Company had state net operating loss carryforwards for California of approximately $2.0 million and $2.6 million, respectively, which will begin to expire in 2031. The Company also had federal and state research and development credit carryforwards of approximately $13 thousand and $372 thousand, respectively, as of  December 31, 2025. The federal credits start to expire in 2045. The California credits carryforward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership changes. Such a limitation could result in limitation in the use of net operating losses in future years and possibly a reduction of the net operating losses available. The Company performed a 382 study in 2025 to determine if any ownership changes have occurred during 2025 which resulted in some tax attributes expiring prior to being able to be utilized due to Section 382 limitations. The Company had $42.5 million of federal net operating losses incurred prior to the ownership change in 2025. Of this amount, the Company estimated that $143 thousand of these tax attributes can be used each year due to the annual Section 382 limitations.

A reconciliation of the beginning and ending amount of gross unrecognized tax positions is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Unrecognized tax benefits, beginning of year	$108	$98
Additions related to current year tax positions	7	10
Unrecognized tax benefits, end of year	$115	$108

During the year ended December 31, 2025 the amount of unrecognized tax benefits increased by $7 thousand due to current year research and development credits generated during the year offset by a reduction in research and development credits available for use due to application of the Section 382 limitations. During the year ended December 31, 2024 the amount of unrecognized tax benefits decreased by $10 thousand due to additional research and development credits generated during the year offset by a reduction in research and development credits available for use due to application of the Section 382 limitations. As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits was $115 thousand and $108 thousand, respectively. The reversal of the uncertain tax benefits would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes line item in the statements of operations. As of December 31, 2025, and 2024, the Company had not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files tax returns in U.S. Federal and state jurisdictions. The tax periods from 2018 to 2025 remain open to examination in all jurisdictions. In addition, any tax losses that were generated in prior years and carried forward may also be subject to examination by the respective authorities. The Company is not currently under examination by income tax authorities for federal or state purposes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA enacts significant changes to U.S. tax regulations, including the restoration of 100% bonus depreciation on qualifying asset purchases and a return to immediate deductibility of domestic R&D expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to our financial statements.

17.	Net Loss per Share

The Company applies the two-class method pursuant to the issuance of our Series B and Series C Preferred Stock. Accordingly, the Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is equal to the Company’s net loss.

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

	For the Year Ended December 31,
	2025	2024
(In thousands, except per share amounts)
Net loss attributed to Tivic Health Systems, Inc.	$(8,878)	$(5,655)
Dividends on Series B Preferred Stock	(120)	-
Dividends on Series C Preferred Stock	(48)	-
Deemed dividends on warrants	(10)	-
Net loss attributed to Tivic Health Systems, Inc.	$(9,056)	$(5,655)
Basic and diluted weighted average number of shares outstanding	1,155,531	287,370
Net loss per share - basic and diluted	(7.84)	(19.68)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	For the Year Ended December 31,
	2025	2024
Warrants to purchase common stock	8,513,550	707,234
Common stock options issued and outstanding	392,494	8,868
Restricted stock units issued and outstanding	50,736	—
Series A Preferred Stock	237,200	—
Series B Preferred Stock	1,610,180	—
Series C Preferred Stock	9,371,123	—
Total	20,175,283	716,102

18.	Revision of Previously Issued Financial Statements

In the Company's previously issued financial statements, a portion of Series B preferred stock was classified as permanent equity instead of temporary equity.  Due to certain redemption features that have been subsequently deemed as outside of the Company's control, the Series B preferred stock will remain as temporary equity until such time as conversion into common stock occurs. ASC 480-10-S99 provides that stock with redemption provisions not solely within the control of the Company require such stock to be classified as temporary equity. Upon re-evaluation, management determined that the Series B preferred shares include certain provisions that require classification of the Series B shares as temporary equity, rather than as permanent equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements impacted should be revised to report all Series B preferred shares as temporary equity. As such, the Company is revising those periods in this Annual Report on Form 10-K.

There has been no change in the Company's total assets, liabilities or operating results.

The impact of the revision on the Company's financial statements is reflected in the following table (in thousands):

Unaudited Balance Sheet as of June 30, 2025 as adjusted for Temporary Equity related to Preferred Shares	As Reported	Adjustment	As Adjusted
Temporary Equity
Series B preferred stock	$—	$374	$374
Stockholders’ equity
Additional paid in capital	$50,661	$(374)	$50,287
Total equity	$3,687	$(374)	$3,313

Unaudited Balance Sheet as of September 30, 2025 as adjusted for Temporary Equity related to Preferred Shares	As Reported	Adjustment	As Adjusted
Temporary Equity
Series B preferred stock	$—	$2,177	$2,177
Stockholders’ equity
Additional paid in capital	$55,206	$(2,177)	$53,029
Total equity	$5,591	$(2,177)	$3,414

19.	Segment Information

Tivic Health is developing biologics that activate the immune pathways to protect and restore tissue in conditions driven by radiation, disease, and immune dysregulation. As of December 10, 2025, the Company also operates a contract development and manufacturing organization (or "CDMO") through the Company's wholly owned subsidiary, Velocity Bioworks, Inc., (or "VBI"). The CDMO provides development services to Tivic to support the manufacturing of Entolimod, the Company's lead product candidate. The Company manages its business activities as two operating segments, the biopharma business and the CDMO business. Tivic's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM utilizes the Company's long-term plan, which includes product development roadmaps and long-term financial models, as key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using factors such as operating expenses, loss from operations and net loss.

Prior to December 2025, we operated as a single operating segment.  For the year ended December 31, 2025, we have two reportable segments; Biopharma and the CDMO.  Our Biopharma segment is engaged in the development and commercialization of our pharmaceutical product candidates and is operated from our corporate headquarters in San Antonio, Texas. Our CDMO segment offers contract development and manufacturing services to Tivic and external customers. The manufacturing site is located in San Antonio, Texas. The Company's two reportable business segments are managed separately based on the differences in their operations. The Company evaluates performance of its segments based on the contribution to operating income (loss) of the respective segments.

Financial information by business segment is set forth below (in thousands):

		As of December 31, 2025
	Biopharma	CDMO	Consolidated
Cash and cash equivalents	$12,277	$368	$12,645
Prepaid expenses and other current assets	156	190	346
Property and equipment, net	34	12,607	12,641
Deferred offering costs	136	—	136
Licensed technology, net	2,243	—	2,243
Goodwill	—	3,457	3,457
Other assets	124	—	124
Total consolidated assets of continuing operations	$14,970	$16,622	$31,592

		For the year ended December 31, 2025
	Biopharma	CDMO	Consolidated
Operating expenses:
Research and development	$2,776	$355	$3,131
Selling, general and administrative	4,575	192	4,767
Total operating expenses	7,351	547	7,898
Other (expense) income:
Change in fair value of derivative liability	28	—	28
Interest income	23	—	23
Interest expense	(146)	—	(146)
Net other expense	(95)	—	(95)
Net loss from operations before discontinued operations	$(7,446)	$(547)	$(7,993)

All of the Company's assets are located in the United States.

20.	Subsequent Events

Equity Line of Credit

Common Stock Purchase Agreement

On February 6, 2026, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC, a Delaware limited liability company (the “Investor”).

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor up to the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a “VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

The shares of Common Stock purchased pursuant to a VWAP Purchase (the “Shares”) will be purchased at the VWAP Purchase Price, which will be determined pursuant to a formula set forth in the Purchase Agreement. If the Company elects to use a one-trading-day valuation period in the VWAP Purchase Notice (the “One-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 97% of the volume-weighted average price (“VWAP”) of our Common Stock on the one trading day during such One-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by the Investor. If the Company elects to use a One-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct the Investor to purchase Shares in an amount not to exceed the lesser of (i) 15% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date (as defined in the Purchase Agreement), or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $1,000,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period).

If the Company elects to use a three-trading-day valuation period in the VWAP Purchase Notice (the “Three-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 95% of the lowest daily VWAP of our Common Stock on any trading day during such Three-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by Tumim. If the Company elects to use a Three-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct Tumim to purchase Shares in an amount not to exceed the lesser of (i) 40% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date, or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $2,500,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period.

The Investor’s purchases of shares of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, including that the Investor may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of the Investor, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap is obtained, the Company shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby would exceed 506,848 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Purchase Agreement equals or exceeds $1.02, which is the Minimum Price (as defined in the Purchase Agreement). The Company is under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for the Investor’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the “Pre-Funded Warrants”), to the Investor as a commitment fee (the “Commitment Fee”).

Pre-Funded Warrants

The Pre-Funded Warrants issued to the Investor as the Commitment Fee are exercisable immediately upon issuance and will not expire until exercised in full. The exercise price of the Pre-Funded Warrants is $0.0001 per share (nominal), as the exercise price was pre-funded to the Company in connection with the payment of the Commitment Fee. The Pre-Funded Warrants may be exercised on a cashless basis. The Pre-Funded Warrants contain a beneficial ownership limitation that prevents the Investor from exercising the warrants to the extent that such exercise would result in the Investor (together with its affiliates) beneficially owning more than 4.99% (or, at the election of the Investor, 9.99%) of the outstanding shares of Common Stock. The Pre-Funded Warrants are subject to customary adjustment provisions in the event of stock dividends, stock splits, combinations, reclassifications, or similar events. In the event of a Fundamental Transaction (as defined in the Pre-Funded Warrants), the holder will be entitled to receive, upon exercise, the same kind and amount of consideration that a holder of Common Stock would have received in connection with such transaction. The shares of Common Stock issuable upon exercise of the Pre-Funded Warrants will be registered for resale under the Registration Statement.

Registration Rights Agreement

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement, dated as of February 6, 2026 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (a “Registration Statement”), to register under the Securities Act of 1933, as amended (the “Securities Act”), the offer and resale by the Investor of all of the shares that may be issued by the Company to the Investor from time to time under the Purchase Agreement, including shares of Common Stock issuable upon exercise of the Pre-Funded Warrant. The Investor’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

Lease agreements

Microbial Building Lease

On March 13, 2026, VBI entered into a Building Lease Agreement (the “Microbial Building Lease”) with TPB Merchants Ice LLC (“TPB”) to lease an approximately 8,024 square foot facility (the “Microbial Building”) located at 1305 E. Houston St., San Antonio, TX 78205 (the “Property”). The initial term of the Microbial Building Lease is eight years, unless earlier terminated by the parties pursuant to the terms thereof. VBI has (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the Microbial Building and the Property from TPB at any time during the first 24 months of the initial term for $12.5 million. In exchange for leasing the premises, VBI shall pay TPB a monthly base rent of approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. The Microbial Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Microbial Building Lease.

Mammalian Building Lease

On March 9, 2026, VBI entered into a Lease (the “Mammalian Building Lease”) with Merchants Ice II, LLC (“Merchants Ice II”) to lease an approximately 20,144 square foot facility located at the Property. The term of the Mammalian Building Lease is 102 months, effective January 1, 2026, unless earlier terminated by the parties pursuant to the terms thereof. In exchange for leasing the premises, VBI shall pay Merchants Ice II a monthly base rent of $55,030 for the first twelve months, or a total of $660,357, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $6.29 million. The Mammalian Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Mammalian Building Lease.

Office Sublease

On March 13, 2026, VBI entered into a Sublease (the “Office Sublease” and together with the Microbial Building Lease and the Mammalian Building Lease, the “Facility Leases”) with Texas Research and Technology Foundation (“TRTF”) to sublease approximately 8,122 square feet of office space located at the Property, which Office Sublease was consented to by TPB, as landlord of the leased premises, and is subject to the terms of that certain Office Lease Agreement, dated June 1, 2024, by and between TRTF and TPB. The term of the Office Sublease is 102 months, unless earlier terminated by the parties pursuant to the terms of the Office Sublease. This office will serve as the new principal executive office of the Company. In exchange for subleasing the premises, VBI shall pay TRTF a monthly base rent of $30,436, with annual increases of approximately 3.0%. The aggregate base rent over the lease term is approximately $3.9 million. The Office Sublease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Office Sublease.

Nasdaq Compliance

On March 19, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for at least 30 consecutive business days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The notification has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from March 19, 2026 or until September 15, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before September 15, 2026, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending on September 15, 2026, then Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the Company notifies Nasdaq of its intent to cure the deficiency.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and September 15, 2026, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.