Form 10-Q
period 2026-03-31
Valion Bio, Inc.
filed 2026-05-14
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

OR

☐         Transmission Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number: 001-41052

Valion Bio, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-4016391 (I.R.S. Employer Identification No.)

1305 E. Houston St., Building 1, Suite 311 San Antonio, TX 78205 (Address of principal executive offices including zip code)	(888) 276-6888 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Common Stock, par value $0.0001 per share	Trading Symbol(s) VBIO	Name of Each Exchange on Which Registered The Nasdaq Stock Market LLC

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

As of May 10, 2026 there were 3,200,824 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Tivic®, Tivic Health®, Valion®, and Valion Bio® as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) for the quarter ended March 31, 2026, should be read in conjunction with Valion Bio, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that can be expected for the full year.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Balance Sheets

March 31, 2026 (unaudited) and December 31, 2025 (audited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$7,215	$12,645
Prepaid expenses and other current assets	687	346
Inventory, net	750	—
Current assets of discontinued operations	—	15
Total current assets	8,652	13,006
Property and equipment, net	12,644	12,641
Deferred offering costs	555	136
Licensed technology, net	2,243	2,243
Operating lease right-of-use assets, net	10,086	—
Goodwill	3,457	3,457
Restricted cash	368	—
Other assets	210	124
TOTAL ASSETS	$38,215	$31,607

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$629	$264
Accrued expenses	1,490	376
Operating lease liabilities, current	492	0
Current liabilities of discontinued operations	4	6
Total current liabilities	2,615	646
Convertible note payable, net	6,899	6,454
Derivative liability	259	292
Operating lease liabilities, non-current	9,643	—
Other non-current liabilities	251	48
Total liabilities	19,667	7,440
COMMITMENTS AND CONTINGENCIES (Note 10)
Temporary equity
Series B preferred stock, par value $0.001, 8,400 shares authorized and 2,155 shares issued and outstanding as of March 31, 2026, and December 31, 2025.	1,420	1,379
Series C preferred stock, par value $0.001, 75,000 shares authorized and 12,000 and 11,767 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	6,066	5,991
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 403 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 2,879,857 and 2,525,778 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	2	2
Additional paid in capital	70,094	69,392
Accumulated deficit	(59,034)	(52,597)
Total Stockholders’ equity	11,062	16,797
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$38,215	$31,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2026 and 2025

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
OPERATING EXPENSES
Research and development	$1,854	$335
Selling, general and administrative	3,780	1,042
Total operating expenses	5,634	1,377
Loss from operations	(5,634)	(1,377)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	33	—
Interest income	24	4
Interest expense	(648)	—
Net other (expense) income	(591)	4
Net loss from operations before discontinued operations	$(6,225)	$(1,373)
Income (loss) from discontinued operations	23	(129)
Net loss	$(6,202)	$(1,502)

Net loss per share attributed to common stockholders - basic and diluted	$(2.23)	$(2.52)

Weighted-average number of shares - basic and diluted	2,883,650	569,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025

(in thousands except share and per share data)

For the Three Months Ended March 31, 2026

	Mezzanine Equity - Redeemable Convertible Series B Preferred Stock		Mezzanine Equity - Redeemable Convertible Series C Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	2,155	$1,379	12,000	$5,991	403	$—	2,525,778	$2	$69,392	$(52,597)	$16,797
Issuance of prefunded common stock warrants for equity line of credit commitment fee	—	—	—	—	—	—	—	—	375	—	375
Settlement of restricted stock units	—	—	—	—	—	—	10,755	—	—	—	—
Dividends declared on Series B preferred stock	—	41	—	—	—	—	—	—	—	(41)	(41)
Dividends declared on Series C preferred stock	—	—	—	194	—	—	—	—	—	(194)	(194)
Conversion of Series C preferred stock into common stock	—	—	(233)	(119)	—	—	343,324	—	119	—	119
Stock-based compensation expense	—	—	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	—	—	(6,202)	(6,202)
Balance as of March 31, 2026	2,155	$1,420	11,767	$6,066	403	$—	2,879,857	$2	$70,094	$(59,034)	$11,062

For the Three Months Ended March 31, 2025

	Mezzanine Equity - Redeemable Convertible Series B Preferred Stock		Mezzanine Equity - Redeemable Convertible Series C Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	—	$—	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of stock for consideration of licensed technology	—	—	—	—	491	—	111,339	—	1,700	—	1,700
Issuance of common stock for equity line of credit	—	—	—	—	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	—	—	—	—	76	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	7,524	—	109	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	—	—	(1,502)	(1,502)
Balance as of March 31, 2025	—	$—	—	$—	491	$—	705,641	$1	$48,078	$(45,043)	$3,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2026 and 2025

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,202)	$(1,502)
Less: Net income (loss) from discontinued operations	23	(129)
Net loss from continuing operations	(6,225)	(1,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	208	100
Depreciation	4	1
Amortization of debt discount and debt issuance costs	445	—
Non-cash interest expense	203	—
Change in fair value of derivative liability	(33)	—
Amortization of right-of-use asset	177	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(341)	(24)
Inventory	(750)	—
Other assets	(86)	(2)
Accounts payable	365	313
Accrued expenses	1,114	156
Lease liabilities	(128)	—
Net cash used in operating activities - continuing operations	(5,047)	(829)
Net cash provided by (used in) operating activities - discontinued operations	36	(60)
Net cash used in operating activities	(5,011)	(889)
Cash flows from investing activities
Acquisition of property and equipment	(7)	—
Acquisition of licensed technology	—	(526)
Net cash used in investing activities	(7)	(526)
Cash flows from financing activities
Proceeds from warrant exercises	—	109
Offering costs in advance of sale of common stock	(44)	(27)
Net cash (used in) provided by financing activities	(44)	82
Net decrease in cash and cash equivalents	(5,062)	(1,333)
Cash and cash equivalents
Beginning of period	12,645	2,002
End of period	7,583	669
Less: Cash and cash equivalents included in discontinued operations	—	—
Cash and cash equivalents included in continuing operations	$7,583	$669

Cash and cash equivalents is comprised of:
Cash and cash equivalents	$7,215	$669
Restricted cash	368	0
Total cash and cash equivalents included in continuing operations	$7,583	$669

Supplemental disclosure on non-cash investing and financing activities
Issuance of common stock and preferred stock in exchange for license	$—	$1,700
Issuance of common stock for equity line of credit commitment fee	$375	$94
Dividends declared	$235	$—
Lease liabilities arising from right-of-use assets	$10,264	$—
Issuance of 10,755 shares of common stock in settlement of RSUs	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts are as indicated)

1.	Formation and Business of the Company

Valion Bio,Inc. (the "Company”), formerly known as Tivic Health Systems, Inc., was incorporated in the state of California on September 22, 2016. In June 2021, the Company was reincorporated as a Delaware corporation and, in November 2021, the Company completed its initial public offering. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. ("Statera”) to the late-stage toll-like receptor 5 agonist Entolimod for the treatment of Acute Radiation Syndrome ("ARS”). At the same time, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its immune-optimized derivative, Entolasta with buy-out rights to enable use across all indications. In March 2025, the Company exercised its option to license Entolimod and Entolasta for the treatment of neutropenia, one of the indications covered by the Statera license. With its entrance into the biopharmaceutical market in early 2025 and the Company became a late-stage prescription therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives. In December 2025, through a newly formed wholly owned subsidiary, Velocity Bioworks, Inc. ("VBI") the Company acquired all personal property and assets (collectively, the "Acquired Assets") but assumed no liabilities in respect to the period prior to the transaction, of Scorpius Holdings, Inc. VBI is a contract development and manufacturing organization ("CDMO") and will provide services to support Valion's development and commercialization of Entolimod as well as contract with other organizations. In April 2026, the Company changed its name from Tivic Health Systems, Inc. to Valion Bio, Inc. As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” “Valion,” and “Valion Bio” refer to Valion Bio, Inc, collectively with its subsidiary, on a consolidated basis.

The Company is headquartered in San Antonio, TX.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and March 31, 2025, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and include the financial position and results of operations of Valion Bio, Inc and its wholly-owned subsidiary, Velocity Bioworks, Inc. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Reclassification

Certain reclassifications have been made to the prior year's (and or prior period's) balance sheet, statement of operations and statement of cash flows to conform to the current year presentation.

Going Concern Uncertainty

During the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $6.2 million and $1.5 million, respectively. As of  March 31, 2026, the Company had an accumulated deficit of $59.0 million. Cash and cash equivalents as of  March 31, 2026 were $7.2 million. During the three months ended March 31, 2026 and 2025, the Company used cash for operations of $5.0 million and $0.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

Nasdaq Compliance

On March 19, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for at least 30 consecutive business days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement”).

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

Reverse Stock Split

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share at a ratio of 1- for-17. As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. The Company issued one whole share of the post reverse stock split common stock to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split (for a total of 76 shares). As a result, no fractional shares were issued in connection with the reverse stock split, and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the reverse stock split. Also, all options, warrants, preferred stock and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which such options, warrants, preferred stock and other convertible securities were exercisable or convertible by 17 and multiplying the exercise or conversion price thereof by 17, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants, preferred stock and other convertible securities and subject to rounding pursuant to such terms. There was no change to the par value or authorized shares, of either the Company’s common stock or preferred stock as a result of the reverse stock split. All share and per share amounts for the Company’s common stock, as well as the number of shares of common stock issuable upon conversion of outstanding preferred stock and upon exercise of options and warrants outstanding, and conversion/exercise prices thereof, from dates prior to completion of the reverse stock split that are included in this Quarterly Report, including the consolidated financial statements and footnotes thereto included herein, have been retroactively restated to give effect to the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents include investments in our money market account and were $6.7 million and $12.2 million, respectively. Restricted cash as of March 31, 2026 represents cash collateral for an irrevocable standby letter of credit issued to TPB Merchants Ice LLC, the landlord for one of Velocity's facility leases.  The standby letter of credit is $350 thousand and the bank has required us to maintain 105% of cash as collateral, or $368 thousand.

Inventory, net

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. Inventory as of March 31, 2026 is comprised of raw materials, including bulk drug substance of Entolimod.  The inventory was transferred to Valion as part of the license agreement entered into with Statera in February 2025, however, had no value assigned to it until it could be validated for purity and potency. Per the agreement with Statera (see Footnote 9), upon validation of current inventory of materials for distribution and sales, the Company is required to pay Statera $750 thousand, which was assigned to inventory.  There was no inventory recorded as of December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering, as other assets. As of March 31, 2026 and December 31, 2025, the balance of deferred offering costs was $0.6 million and $0.1 million, respectively, and consisted of legal and accounting fees paid in connection with future Series B and Series C preferred stock issuances, the Tumim Equity Line of Credit, and other planned capital raises. Deferred offering costs are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings.

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

Deemed Dividend

The Investor Warrants issued to the Investor in connection with the Tranched Financing contain a provision for the change in exercise price should the Company issue a new Investor Warrant in a subsequent Tranche Closing with an exercise price lower than the exercise price of the Investor Warrant issued earlier. The provision lowers the exercise price to the new Investor Warrant triggering the repricing feature and creates a deemed dividend. For purposes of calculating earnings per share for the period, the deemed dividend is added to the net loss for the period.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $6.8 million and $12.1 million, respectively.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use ("ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its consolidated balance sheets.

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement. The Company has various operating leases for its facilities. The leases have remaining lease terms ranging from 2.5 to 8.9 years. One lease agreement contains an  option to renew for 5 years. The Company does not plan to renew. For short-term leases with expected terms of less than 1 year, the Company does not recognize Right of Use (“ROU”) assets or lease liabilities. The Company does not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases as of the lease commencement date.

The operating lease ROU asset also includes any lease payments made, and excludes lease incentives received, at or before lease commencement. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In December 2025, the FASB issued ASU 2025-12 - Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification ("ASC" or "Codification”) and makes other incremental improvements to U.S. GAAP. The standard is effective for the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2027, and for interim periods within such year, with early adoption permitted. The Company is currently evaluating the impact of the update on the consolidated financial statements.

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

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, the Company’s board of directors approved the wind down of the Company’s ClearUP business, which the Company substantially completed prior to the end of 2025. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the year ended December 31, 2025, which included $230 thousand for the write-off of inventory and $117 thousand for the write-off of property and equipment. We expect to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand in 2026 for disposal costs on remaining finished goods. The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the wind down of the ClearUP business.  During the first two months of 2026 our sales platform remained open and ClearUP units continued to sell while we worked out logistics for shutting down the site.  As all inventory had been written off in 2025, our only costs in the first quarter related to shipping, storage and order fulfilment.  Consequently, we have recognized a nominal amount of net income from discontinued operations for the three months ended March 31, 2026.

Financial Information of Discontinued Operations

The following table summarizes the assets and liabilities classified as discontinued operations for each of the periods presented (in thousands):

	March 31,	December 31,
	2026	2025
Current assets of discontinued operations
Accounts receivable	$—	$1
Prepaid expenses and other current assets	—	14
Total current assets of discontinued operations	$—	$15

Current liabilities
Other accrued expenses	$4	$6
Total current liabilities of discontinued operations	$4	$6

Loss from discontinued operations, in the consolidated statements of operations, reflects the results of the ClearUP business and does not include any allocation of general corporate overhead expense or interest expense of the Company.

The following table summarizes the significant line items included in loss from discontinued operations, in the consolidated statements of operations (unaudited in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue	$24	$70
Cost of Sales	3	20
Gross Profit	21	50
Operating Expenses
Selling, general and administrative	(2)	179
Total operating expenses	(2)	179
Net income (loss) from discontinued operations	$23	$(129)

The following table summarizes significant non-cash operating items, and capital expenditures of discontinued operations included in the consolidated statements of cash flows (unaudited in thousands):

	Three Months Ended
	March 31,
	2026	2025
Significant non-cash operating activities
Income (loss) from discontinued operations	$23	$(129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Current assets of discontinued operations	15	69
Current liabilities of discontinued operations	(2)	—
Net cash provided by (used in) operating activities - discontinued operations	$36	$(60)

4.	Business Combination

Asset Purchase Transaction

On December 9, 2025, Valion Bio, Inc., through a newly formed wholly owned subsidiary, Velocity Bioworks, Inc. entered into an Asset Purchase Agreement (the "APA”) and Secured Party Bill of Sale (the "Bill of Sale”) with 3i, LP ("3i”), in its capacity as collateral agent of Scorpius Holdings, Inc. ("Scorpius”) pursuant to which, VBI acquired all of personal property and assets (collectively, the "Acquired Assets"), but assumed no liabilities in respect to the period prior to the closing on December 10, 2025, of Scorpius, in a public sale pursuant to Article 9 of the Uniform Commercial Code. In October 2025,as a result of Scorpius’ default under certain secured notes and related security agreements, 3i exercised its rights and remedies with respect to certain collateral of Scorpius and its affiliate guarantors, including the Acquired Assets, and determined to sell such collateral in a public auction pursuant to Article 9, at which auction the Company submitted the winning bid. The Acquired Assets include, without limitation, equipment, contract rights, IT systems, software, files, records, documents, intellectual property, and goodwill related to Scorpius’ contract development and manufacturing organization ("CDMO”) business. Prior to the acquisition, Scorpius served as the primary U.S. manufacturer for the Company’s late-stage TLR5 agonist, Entolimod, for the treatment of acute radiation syndrome. As a result of VBI’s acquisition of the Acquired Assets, all manufacturing and related services previously provided by Scorpius to the Company through its CDMO business will be completed in-house and the Company intends to expand its business operations to provide similar services to other clients in the future.

Pursuant to the APA, as consideration for the Acquired Assets, the Company (on behalf of VBI) issued to 3i a senior convertible note payable in the amount of $16,253,147 at the closing of the Acquisition. Consistent with customary practices in a sale under Article 9, the APA does not contain representations, warranties, covenants or indemnities of the Collateral Agent, and the assets were sold "as is.”

The allocation of the purchase price to the estimated fair value of the assets acquired at the acquisition date is as follows (in thousands):

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

During the measurement period, which will not exceed one year from the acquisition date, the Company will continue to obtain information to assist in completing the valuation analyses and expects to finalize the purchase price allocation as soon as practicable. Measurement-period adjustments, if any, will be recognized in the period in which the adjustments are determined, with a corresponding adjustment to goodwill, and the results of prior periods presented will be revised as if the accounting for the business combination had been completed as of the acquisition date, including related impacts on depreciation, amortization, and other income statement amounts, as required by ASC 805.

5.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds and a derivative liability. The following tables show the Company’s financial instruments' carrying value and fair value at March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026 (unaudited)
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$7,021	$7,021	$7,021	$—	$—
Total assets	$7,021	$7,021	$7,021	$—	$—

Liabilities
Derivative liability	$259	$259	$—	$—	$259
Total liabilities	$259	$259	$—	$—	$259

	As of December 31, 2025
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$12,191	$12,191	$12,191	$—	$—
Total assets	$12,191	$12,191	$12,191	$—	$—

Liabilities
Derivative liability	$292	$292	$—	$—	$292
Total liabilities	$292	$292	$—	$—	$292

Cash equivalents - Cash equivalents of $7.0 million as of March 31, 2026 and $12.2 million as of December 31, 2025, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Of the $7.0 million of cash equivalents as of March 31, 2026, $368 thousand is classified as restricted stock on the balance sheet as it serves as collateral for one of the Company's facility leases.

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

The following table provides a reconciliation for the opening and closing balance of the derivative liability for the three months ended March 31, 2026 (in thousands):

Amount
Balance as of January 1, 2026	$292
Issuances	—
Adjustment for net change in fair value	(33)
Balance as of March 31, 2026	$259

The following table provides a reconciliation for the opening and closing balance of the derivative liability for the year ended  December 31, 2025 (in thousands):

Amount
Balance as of January 1, 2025	$—
Issuances	320
Adjustment for net change in fair value	(28)
Balance as of December 31, 2025	$292

There have been no changes to the valuation methodologies utilized by the Company during the three months ended March 31, 2026 compared to the year ended December 31, 2025. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2026 and the year ended December 31, 2025.

6.	Prepaid Expenses (in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
Prepaid director and officer liability insurance	$20	$30
Prepaid supplies	167	190
Prepaid employee benefits	77	—
Prepaid rent	43	—
Prepaid software subscriptions	171	50
Prepaid consulting contracts	35	25
Prepaid research and development costs	65	40
Other	109	11
Total prepaid expenses and other current assets	$687	$346

7.	Leases

Microbial Building Lease

On March 13, 2026, VBI entered into a Building Lease Agreement (the “Microbial Building Lease”) with TPB Merchants Ice LLC (“TPB”) to lease an approximately 8,042 square foot facility (the “Microbial Building”) located at 1305 E. Houston St., San Antonio, TX 78205 ("the Property"). The initial term of the Microbial Building Lease is eight years, unless earlier terminated by the parties pursuant to the terms thereof. VBI has (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the Microbial Building and the Property from TPB at any time during the first 24 months of the initial term for $12.5 million. In exchange for leasing the premises, VBI shall pay TPB a monthly base rent of approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. The Microbial Building Lease provides that VBI will pay additional expenses to TPB related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Microbial Building Lease.

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

Warehouse Lease

On February 23, 2026, VBI entered into a Lease (the “Warehouse Lease”) with EastGroup Properties L.P. ("EastGroup") to lease approximately 22,262 square feet of warehouse space located on Wetmore Rd. in San Antonio, TX.  The term of the Warehouse Lease is 35 months, effective February 1, 2026. In exchange for leasing the premises, VBI shall pay EastGroup a monthly base rent of approximately $21,069 for the first ten months with escalations each year thereafter. The aggregate base rent over the 35 month lease term is approximately $0.8 million. The Warehouse Lease provides that VBI will pay additional expenses related to VBI’s share of operating expenses, taxes and utilities related to the premises using ratable percentages set forth in the Warehouse Lease.

Facility Leases

We refer to the four leases discussed above as our facility leases.  The facility leases are accounted for in accordance with ASC 842. During the first quarter of 2026, we recorded a total of $10.3 million of right-of-use assets and related lease liabilities at lease inception.  We used an incremental borrowing rate of 11%, which reflects the estimated borrowing rate for secured mortgages over the lease terms. The right-of-use assets are being amortized over each of the lease terms.  Amortization of $177 thousand was recorded for the three months ended March 31, 2026. Total lease costs recorded for the three months ended March 31, 2026 were $391 thousand and cash paid for leases during the same period were $342 thousand.  The weighted-average remaining term of the leases is 7.95 years and the weighted-average discount rate is 11%.

Amounts recorded on the balance sheet related to the facility leases as of March 31, 2026 are as follows (in thousands):

Right-of-use assets, operating lease	$10,086
Operating lease liabilities, current	$492
Operating lease liabilities, non-current	$9,643
Total operating lease liabilities	$10,135

Total lease costs recorded for the three months ended March 31, 2026 are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Operating lease cost	$391	$—
Short term lease cost	94	4
Total lease cost	$485	$4

Future cash obligations with respect to the four leases discussed above are as follows as of March 31, 2026:

Fiscal Year	Total Payments
Remainder of 2026	$1,167
2027	1,650
2028	1,784
2029	1,663
2030	1,770
2031	1,967
Thereafter	5,957
Total minimum lease payments	15,958
Less imputed interest	(5,823)
Present value of lease payments	$10,135

Cash  paid for amounts included in the measurement of operating lease liabilities were $375 thousand for the three months ended March 31, 2026.  There were no operating leases for the three months ended March 31, 2025.

8.	Property and equipment, net (in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
Computers and equipment	$99	$95
Furniture and fixtures	114	85
Lab equipment	12,451	12,476
Total cost property and equipment	12,664	12,656
Less: accumulated depreciation	(20)	(15)
Total Property and equipment, net	$12,644	$12,641

Depreciation expense was $4 thousand and $1 thousand for the three months ended March 31, 2026and 2025, respectively. Assets acquired from Scorpius have not yet been placed in service as of March 31, 2026 and thus, no depreciation has been recorded related to those assets.

9.	Statera License Agreement

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

As consideration for the License Agreement, the Company agreed to pay Statera a license fee of $1.5 million, consisting of (i) $300 thousand in cash consideration and (ii) $1.2 million in stock consideration, as discussed further in Notes 13 and 14 below. As additional consideration for the License Agreement, the Company agreed to pay Statera certain royalty payments on net sales for the ARS indication as a single agent, and, if it exercises the Exclusive Option with respect to any Subsequent Indication, net sales for such Subsequent Indications, within certain royalty periods.

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

On March 28, 2025, the Company notified Statera of its election to exercise its Exclusive Option to acquire the exclusive worldwide license to the neutropenia indication for Entolimod under the License Agreement (the "Neutropenia Option”) and to accelerate the first milestone payment of $500 thousand related to the neutropenia indication (the "Neutropenia Milestone Payment”), payable by the Company in connection with the filing of an IND and initiation of a Phase 2 clinical study for neutropenia. The Company paid the $500 thousand Neutropenia Milestone Payment paid in Company stock, as discussed further in Notes 13 and 14 below, and was capitalized as licensed technology.

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

In the first quarter of 2026, the Company validated the current inventory of materials for distribution and sales. Testing was performed on a sample of the materials acquired with the license and the samples tested passed purity and potency requirements.  As such, we believe  the bulk drug substance may be used for sale and distribution outside of the United States, in areas where CGMP is not required  Therefore, the Company capitalized $750 thousand of inventory and recorded a liability of $750 thousand which is included in accrued expenses on the balance sheet as of March 31, 2026.  The Company has discretion to pay the milestone payment in the form of cash or stock.

10.	Commitments and Contingencies

Lease

The Company has four leases for facilities used by VBI in San Antonio, Texas.  Refer to Note 7, Leases, for a full discussion of each of the leases and the total commitment by year for the facility leases as a whole.

Additionally, the Company signed a one-year lease for corporate office space in San Antonio, TX with an effective date of March 16, 2026. The lease calls for monthly base rent of $1,188 and will automatically renew for successive one-year terms unless terminated by either party.

Exclusive License Agreement – Statera BioPharma

As discussed above in Note 9, the Company is obligated to make certain payments to Statera pursuant to the A&R License Agreement, upon the achievement of certain commercialization milestones.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of March 31, 2026.

11.	Other Accrued Expenses (in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
Legal and professional fees	$103	$24
Consulting fees	—	53
Licensing fees	750	—
Delaware franchise tax	50	180
Payroll liabilities	393	98
Equipment rentals	180
Other	14	21
Total accrued expenses - continuing operations	$1,490	$376
Accrued expenses - discontinued operations	4	6
Total accrued expenses	$1,494	$382

Accrued licensing fees of $750 thousand as of March 31, 2026 represents the amount due to Statera for achievement of the milestone, validation of current inventory of Materials for distribution and sales.  Per the terms of the license agreement, discussed fully in Note 9, Statera License Agreement, payment may be made in either cash or equity at the Company's discretion.

12.	Convertible Note Payable

Senior Secured Convertible Note Offering

On December 9, 2025, the Company entered into a Securities Purchase Agreement (the "Note Purchase Agreement”) with 3i, pursuant to which the Company agreed to issue, in a private placement, upon the satisfaction of certain conditions specified in the Note Purchase Agreement, a senior secured convertible note (the "Note”) in the principal amount of $16,253,147 and a warrant (the "Note Offering Warrant”) to purchase up to an aggregate of 4,553,213 shares of the Company’s common stock, par value $0.0001 per share ("Common Stock”), to 3i for an aggregate purchase price of $16,253,147 (the "Note Offering”). See Note 15 for further information regarding the warrants.

The Company received gross proceeds of $16,253,147 from the Note Offering, all of which it used to fund the purchase of the Acquired Assets. Pursuant to the Note Purchase Agreement, the Company agreed to reimburse 3i for all costs and expenses incurred by it or its affiliates in connection with the transactions contemplated by the Note Purchase Agreement, up to $100,000.

On December 9, 2025, the Company, VBI and 3i entered into a Security Agreement (the "Security Agreement”), pursuant to which the Company and VBI granted security interests in the Collateral (as such term is defined in the Security Agreement) to secure the obligations of the Company under the Note and the Note Purchase Agreement.

The Note matures on the fifth anniversary of the issuance date (the "Maturity Date”), unless prior thereto there is an event of default, and bears interest at a rate of 5.0% per annum; provided, however, that upon the occurrence (and during the continuance) of an event of default, the Note shall bear interest at a rate of 10% per annum. Commencing on the first day of the first full calendar month that is 18 months from the issuance date, and on the first day of each calendar month thereafter until the Maturity Date (each, an "Installment Date”), in each case provided that there has been no Equity Conditions Failure (as defined in the Note), the Company shall pay 3i an amount equal to the sum of (i) (a) with respect to any Installment Date other than the Maturity Date, the lesser of the (A) quotient of (I) the principal amount outstanding under the Note as of the initial Installment Date, divided by (II) the number of Installment Dates occurring under the Note and (B) the principal amount then outstanding under the Note as of such Installment Date and (b) with respect to the Installment Date that is the Maturity Date, the principal amount then outstanding under the Note as of such Installment Date; (ii) any Deferral Amount (as defined in the Note) deferred under the Note and included in such Installment Amount in accordance therewith; and (iii) in each case of clauses (i) and (ii), the sum of any accrued and unpaid interest, accrued and unpaid late charges, and Make-Whole Amount (as defined in the Note) as of the Installment Date (the "Installment Amount”) by converting such Installment Amount into shares of Common Stock; provided, however, that, the Company’s election, the Company may choose to redeem such Installment Amount in cash or by any combination of cash and shares of Common Stock.

In addition to the foregoing, the Note is convertible in part or in whole, at the option of the holder, at any time, into such number of shares of Common Stock of the Company equal to the sum of the principal amount of the Note, plus all accrued and unpaid interest, plus any Make-Whole Amount, plus any unpaid late charges (the "Holder Conversion Amount”) at a conversion price equal to $2.2310 (the "Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and subject to an Exchange Cap (as defined below) and other limitations; provided, however, that if at any time while the Note is outstanding, the Company sells or grants any options to purchase or sells or issues shares of Common Stock or common stock equivalents at a price below the Conversion Price then in effect (such lower price, the "Base Conversion Price”), then the Conversion Price shall be lowered to such Base Conversion Price. Notwithstanding the foregoing, subject to the terms of the Note, at any time after the effective date of a registration statement covering the shares of Common Stock issuable upon conversion of the Note (the "Note Conversion Shares”) and shares of Common Stock issuable upon exercise of the Note Offering Warrants (the "Note Offering Warrant Shares”), the holder shall be entitled to convert all or any portion of the unpaid Holder Conversion Amount not exceeding $750,000 (or a higher amount mutually agreed upon by the Company and the holder) per calendar month into Conversion Shares at a conversion price equal to 97% of the lowest volume weighted average price ("VWAP”) of the shares of Common Stock during the ten consecutive trading day period ending and including the trading day immediately prior to the conversion date, provided that the Alternative Conversion Price may not be below $0.39 (the "Floor Price”). If the Alternative Conversion Price is below the Floor Price, then in addition to the issuance of the Note Conversion Shares, the Company shall pay the holder cash as a true-up in accordance with the Note. All conversions are subject to certain beneficial ownership limitations, as set forth in the Note.

The Note contains customary events of default, including key person departure events. If an event of default occurs, 3imay require the Company to redeem (regardless of whether such event of default has been cured) all or any portion of the Note at the Redemption Price (calculated in accordance with the terms of the Note). Subject to limited exceptions set forth in the Note, the Note prohibits the Company and, as applicable, its subsidiaries from incurring any new indebtedness, other than permitted indebtedness. In March 2026, the Company obtained a waiver from the Note holder to avoid a potential key person departure event of default in connection with the departure of the Company’s CEO, Jennifer Ernst.

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

The Note Offering Warrant shall be immediately exercisable (subject to certain beneficial ownership limitations and stockholder approval of the waiver of the Exchange Cap) expire five years from the date of issuance, and have an exercise price equal to $2.2310 (as may be adjusted for stock dividends, subdivisions, or combinations in the manner described in the Note Offering Warrant). The Note Offering Warrant provides for cashless exercise under certain circumstances. All exercises are subject to certain beneficial ownership limitations, as set forth in the Note Offering Warrant. The fair value of the 4,553,213 warrants as of the grant date is $9,404,375 is considered a debt discount and are netted against the note payable in the consolidated balance sheets. The debt discount is amortized through interest expense over the life of the debt utilizing the effective interest method.

Pursuant to the Note Purchase Agreement, from December 9, 2025 until the later of (i) the date that less than 10% of the principal of the Note is outstanding and (ii) the 12- month anniversary of the issuance date (the "Restricted Period”), the Company shall be prohibited from entering into a Variable Rate Transaction (as such term is defined in the Note Purchase Agreement).Additionally, subject to certain exceptions, during the Restricted Period, the Company shall be prohibited from(i) issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of Common Stock or Common Stock Equivalents (as such term is defined in the Note Purchase Agreement) or (ii) filing any registration statement or any amendments or supplements thereto. Further, during the Restricted Period, 3ishall have the right to participate in any subsequent financing for up to 20% of such financing.

The terms of the note were evaluated for embedded derivatives. We determined that certain conversion features of the Note required bifurcation of an embedded derivative. The derivative is recorded at fair value and is subject to marked-to-market remeasurement at each reporting period. The initial fair value of the derivative was $320 thousand and upon remeasurement as of December 31, 2025, the change in net value of $28 thousand was recorded as other income in the consolidated statements of operations.  An additional remeasurement as of March 31, 2026 resulted in an additional $33 thousand of other income recorded in the consolidated statements of operations.

The Company incurred $172 thousand in costs related to the issuance of the senior secured convertible note payable. The issuance costs are amortized, along with the debt discount, over the life of the note and are netted against the note payable in the consolidated balance sheets. During the three months ended March 31, 2026, the Company recognized a total of $648 thousand of interest expense related to the convertible note payable, which consisted of $445 thousand of amortization of the debt discount and debt issuance costs and $203 thousand of interest accrued per the terms of the convertible note payable.

The Convertible note payable balance consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Convertible note payable	$16,253	$16,253
Less: Debt discount and Debt issuance costs, net	(9,354)	(9,799)
Convertible note payable, net	$6,899	$6,454

Utilizing the effective interest method, the following is a roll forward of the debt discount and debt issuance costs combined for three months ended March 31, 2026, (in thousands):

Amount
Balance as of January 1, 2026	$9,799
Amortization, net	(445)
Balance as of March 31, 2026	$9,354

Future payments associated with the Convertible note payable, including principal only, are as follows (in thousands):

For the Years Ended December 31,	Total Payments
Remainder of 2026	$—
2027	2,268
2028	4,536
2029	4,536
Thereafter	4,913
Total	$16,253

13.	Preferred Stock

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

As of March 31, 2026, there were 403 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), 2,155 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), and 11,767 shares of the Company's Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share ("Series C Preferred Stock"), issued and outstanding. As of December 31, 2025 there were 403 shares of the Company’s Series A Preferred Stock, 2,155 shares of the Company’s Series B Preferred Stock, and 12,000 shares of the Company's Series C Preferred Stock, issued and outstanding.

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

On April 29, 2025, the Company entered into a Securities Purchase Agreement (the “Preferred Purchase Agreement”) with an investor (the “Investor”), pursuant to which, subject to the conditions set forth therein, the Company shall sell to the Investor, and the Investor shall purchase from the Company, up to 8,400 shares of the Company’s Series B Preferred Stock and warrants (“Investor Warrants”) to purchase shares of the Company’s common stock for a total purchase price of up to $8,400,000 (the “Tranched Financing”) in several tranche closings (each, a “Tranche Closing”).  As of December 9, 2025, the Company had completed four of the six tranche closings contemplated by the April 2025 Purchase Agreement. On December 9, 2025, the Investor assigned the April 2025 Purchase Agreement, including all of its rights and obligations thereunder, to 3i,and 3i purchased all of the outstanding shares of Series B Preferred Stock from the Investor.

On December 9, 2025, the Company and 3i entered into an Amendment to Securities Purchase Agreement (the "Amendment”), which amends the April 2025 Purchase Agreement to:

●	extend the termination date of the agreement from no later than December 31, 2025 to no later than December 9, 2026;

●

provide that the Fifth Tranche Closing (as defined in the Amendment) shall occur on the third trading day following delivery by 3i of a Purchaser Closing Notice (as defined in the Amendment) to the Company with respect to such tranche, and that the Final Tranche Closing (as defined in the Amendment) shall occur on the third trading day following delivery by 3i of a Purchaser Closing Notice (as defined in the Amendment) to the Company with respect to such tranche, in each case in 3i’s sole discretion; and

●

provide that the Company’s board of directors shall take all necessary action to lower the applicable floor price to $0.39 per share, and that, in connection therewith, the Company shall hold a meeting of its stockholders no later than March 9, 2026 to seek approval to waive the Cap. For purposes of the Amendment, the "Cap” means the number of shares of Common Stock to be issued  pursuant to the transactions entered into on December 9, 2025 (including the lowering of the floor price pursuant to the Amendment) by the Company to the extent that after giving effect thereto, the aggregate number of shares of Common Stock that would be issued as well as permitted to vote or be converted or exercised pursuant to such transactions would not exceed 19.99% of the Company’s outstanding shares of Common Stock as of such date.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 29,830 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.52 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on August 21, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.1 million and $0.5 million, respectively. The relative fair value of the warrants was classified as additional paid in capital.

Between October 27, 2025 and November 5, 2025, the Investor converted 160 shares of the Third Tranche Preferred Shares issued to the Investor in connection with the Third Tranche Closing into an aggregate of 70,220 shares of common stock. As of each March 31, 2026 and December 31, 2025, 1,590 of the Third Tranche Preferred Shares remained outstanding. Based on the relative fair value of the Third Tranche Preferred Shares, a total of $1.0 million was included in temporary equity.

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

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Third Tranche and issued warrants to purchase an aggregate of 32,249 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.256 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on September 26, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.1 million and $0.5 million, respectively. The relative fair value of the warrants was classified as additional paid in capital.

In December 2025, 3i converted 1,185 shares of the Fourth Tranche Preferred Shares assigned to 3i in connection with the Fourth Tranche Closing into an aggregate of 743,330 shares of common stock. As of each of   March 31, 2026 and December 31, 2025, 565 of the Fourth Tranche Preferred Shares remain outstanding. Based on the relative fair value of the Fourth Tranche Preferred Shares, a total of $371 thousand and $361 thousand was included in temporary equity as of   March 31, 2026 and December 31, 2025, respectively.

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

Series C Preferred Stock

On December 9, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the "Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation became effective upon filing and designates 75,000 shares of the Company’s preferred stock as Series C Preferred Stock.

On December 9, 2025, the Company entered into a Securities Purchase Agreement (the "Preferred Purchase Agreement”) with certain institutional investors (collectively, the "Preferred Offering Investors”), pursuant to which, subject to the conditions set forth therein, the Company agreed to sell to the Preferred Offering Investors, and the Preferred Offering Investors agreed to purchase from the Company, up to 75,000 shares of the Company’s newly designated Series C Non-Voting Convertible Preferred Stock ("Series C Preferred Stock”) and warrants ("Preferred Offering Warrants”) to purchase shares of Common Stock for a total purchase price of up to $75,000,000 (the "Preferred Offering”) in several tranche closings (each, a "Tranche Closing”).

The Preferred Purchase Agreement provides that the Preferred Offering shall be conducted through a series of separate Tranche Closings pursuant to which, subject to satisfaction of the applicable closing conditions set forth in the Preferred Purchase Agreement, the Company shall sell and issue the Preferred Offering Investors up to an aggregate of 75,000 shares of Series C Preferred Stock, at a price of $1,000 per share, as follows: (i) 12,000 shares of Series C Preferred Stock, for $12,000,000 in gross proceeds to the Company, in the initial Tranche Closing, which was consummated on December 10, 2025; (ii) 6,000 shares of Series C Preferred Stock, for $6,000,000 in gross proceeds to the Company, in the second Tranche Closing, which shall be consummated three business days after the Second Tranche Closing Conditions (as defined below) have been satisfied or waived; and (iii) up to an aggregate of 57,000 shares of Series C Preferred Stock, for an aggregate of up to $57,000,000 in a series of subsequent Tranche Closings (each a "Subsequent Tranche Closing,” and together the "Subsequent Tranche Closings”), which shall be consummated when the Subsequent Tranche Closing Conditions (as defined in the Preferred Purchase Agreement) have been satisfied or waived, including but not limited to that the aggregate stated value of the Series C Preferred Stock outstanding does not exceed $3,000,000 and certain additional volume and price conditions are met.

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

Pursuant to the Preferred Purchase Agreement, subject to certain exceptions, through the later of (i) the date that less than 1,200 Preferred Shares are outstanding and (ii) December 9, 2026 (the "ROFR Period”), the Preferred Offering Investors will have a right of first refusal to with respect to any investment proposed to be made by any other person for each and every future variable rate transaction during the ROFR Period. Additionally, subject to certain exceptions, through the later of (i) the date that less than 1,200 Preferred Shares are outstanding and (ii) December 9, 2026, the Preferred Offering Investors shall have the right to participate in any subsequent financing for up to 20% of such financing.

The Preferred Purchase Agreement contains customary termination provisions for the Investors under certain limited circumstances, and the Preferred Purchase Agreement will automatically terminate if any Tranche Closing has not occurred prior to June 9, 2027.

Initial Tranche

On December 11, 2025, the Company and the Preferred Offering Investors held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $12 million pursuant to the Preferred Purchase Agreement and issued 12,000 shares of Series C Preferred Stock to the Preferred Offering Investors. In addition to the shares of Series C Preferred Stock, the Company issued Preferred Offering Investor Warrants to purchase 2,904,528 shares of Company common stock with an initial exercise price of $2.231 per share. The Preferred Offering Investor Warrants are exercisable immediately and expire on December 10, 2030. Net proceeds to the Company, after deducting offering expenses paid by the Company, were $11.9 million. The net proceeds were allocated between the Series C Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $5.9 million and $5.9 million, respectively. The relative fair value of the warrants was classified as additional paid in capital. During the quarter ended  March 31, 2026, an aggregate of 233 shares of Series C Preferred Stock were converted into 343,324 shares of common stock.  As of March 31, 2026, 11,767 shares of Series C Preferred Stock remain outstanding. Based on the relative fair value of the Series C Preferred Stock, a total of $6.1 million was included in temporary equity as of   March 31, 2026. As of December 31, 2025, 12,000 shares of Series C Preferred Stock remained outstanding. Based on the relative fair value of the Series C Preferred Stock, a total of $6.0 million was included in temporary equity as of   December 31, 2025.

Redeemable Preferred Units

Redeemable non-controlling interests are reported on the consolidated balance sheets as Temporary Equity.

In connection with the issuance of Series C Redeemable Preferred Stock, there were conditions attributed to future financing which were deemed to be outside the control of the Company. As a result of this provision, there could be a redemption trigger initiated by the holder. Therefore, the Series C Preferred Stock are probable of becoming redeemable and will be classified as temporary (‘mezzanine’) equity.

14.	Common Stock

At March 31, 2026 and December 31, 2025, there were 2,879,857 and 2,525,778 shares of Company common stock issued and outstanding, respectively.

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1- for-17.As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. Refer to Note 2, Summary of Significant Accounting Policies, for details of the reverse stock split.

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

On February 6, 2026, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement”) with Tumim Stone Capital, LLC, a Delaware limited liability company (the "Investor”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor up to the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock”), and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a "VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a "VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the "SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

On February 6, 2026, as consideration for the Investor’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the "Pre-Funded Warrants”), to the Investor as a commitment fee (the "Commitment Fee”). The fair value of the pre-funded warrants was $375 thousand and was recorded to additional-paid-in-capital at issuance.

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

Registration Rights Agreement

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement, dated as of February 6, 2026 (the "Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (a "Registration Statement”), to register under the Securities Act of 1933, as amended (the "Securities Act”), the offer and resale by the Investor of all of the shares that may be issued by the Company to the Investor from time to time under the Purchase Agreement, including shares of Common Stock issuable upon exercise of the Pre-Funded Warrant. The Investor’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to the rights of the preferred stockholders. As of March 31, 2026, no dividends on common stock had been declared by the Company. As of  March 31, 2026 and December 31, 2025, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2026	2025
	(unaudited)
Warrants to purchase common stock	8,950,562	8,513,550
Options issued and outstanding	321,650	392,494
Restricted stock units outstanding	32,631	50,736
Shares available for future incentive plan grants	297,751	101,105
Shares available for the conversion of Series A Preferred Stock	237,200	237,200
Shares available for the conversion of Series B Preferred Stock	2,748,549	1,610,180
Shares available for the conversion of Series C Preferred Stock	15,996,346	9,371,123
Total	28,584,689	20,276,388

15.	Common Stock Warrants

In February 2026, the Company issued 437,012 pre-funded warrants to Tumim as the commitment fee for the Company's equity line of credit. The pre-funded warrants are exercisable immediately upon issuance and will not expire until exercised in full.  The exercise price of the pre-funded warrants is $0.0001 per share (nominal) as the exercise price was pre-funded to the Company in connection with the payment of the commitment fee.

A summary of the Company’s outstanding warrants as of March 31, 2026 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	415,589	$14.45	May 14, 2029
Common Stock	61,287	$3.04	June 25, 2030
Common Stock	10,000	$4.20	June 25, 2029
Common Stock	64,065	$3.04	July 31, 2030
Common Stock	11,068	$3.80	July 31, 2029
Common Stock	32,500	$3.64	August 11, 2029
Common Stock	188,842	$3.04	August 21, 2030
Common Stock	29,830	$3.52	August 21, 2029
Common Stock	195,793	$3.04	September 26, 2029
Common Stock	32,249	$3.26	September 26, 2029
Common Stock	2,904,528	$2.231	December 10, 2030
Common Stock	4,553,213	$2.231	December 10, 2030
Common Stock	437,012	$0.0001	N/A
Total	8,950,562

As of March 31, 2026, the weighted-average exercise price of the warrants outstanding was $2.96 per share and the weighted-average remaining term was 4.6 years. During the three months ended March 31, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand. There were no warrants exercised during the three months ended March 31, 2026.

16.	Equity Incentive Plans

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

As of March 31, 2026, there were 297,751 shares of common stock available for issuance under the A&R 2021 Plan, as amended.

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

The following table summarizes the stock option award activity for the three months ended March 31, 2026:

	Outstanding	Exercisable
Balance as of January 1, 2026	392,494	16,948
Granted	—	—
Vested	—	40,011
Cancelled or expired	(70,844)	(1,570)
Exercised	—	—
Balance as of March 31, 2026	321,650	55,389

The weighted-average exercise price as of March 31, 2026 for stock options outstanding and stock options exercisable was $6.74 and $24.45, respectively. The weighted average remaining contractual life as of March 31, 2026 for stock options outstanding and stock options exercisable was 8.41 and 3.54 years, respectively. Stock-based compensation expense related to stock options was $143 thousand and $74 thousand for the three months ended March 31, 2026, and 2025, respectively. As of  March 31, 2026, there was $621 thousand of remaining expense, which is expected to be amortized over 3.27 years.

Restricted Stock Awards

There was no restricted stock award activity, and no restricted stock awards outstanding, during the quarter ended March 31, 2026.  During the quarter ended March 31, 2025, a total of 111 restricted stock awards vested and $2 thousand of stock-based compensation was recorded. There were no remaining restricted stock awards outstanding as of  March 31, 2025.

Restricted Stock Units

The following table sets forth the status of the Company’s restricted stock units issued to employees for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2026	50,736	$5.96
Granted	—	$—
Vested	(10,755)	$7.80
Forfeited	(7,350)	$3.84
Cancelled	—	$—
Non-vested as of March 31, 2026	32,631	$7.75

There were no restricted stock units granted during the three months ended March 31, 2026. The fair value of restricted stock units granted during the three months ended March 31, 2025 was $306 thousand.  Stock-based compensation expense related to restricted stock units was $65 thousand and $24 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $223 thousand of remaining expense, which is expected to be amortized over 2.87 years.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$36	$43
Selling, general and administrative	172	57
Total stock-based compensation	$208	$100

17.	Net Loss per Share

The Company applies the two-class method pursuant to the issuance of our Series B Preferred Stock and Series C Preferred Stock. Accordingly, the Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is equal to the Company’s net loss.

Diluted earnings per share are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. In February 2026, the Company issued pre-funded warrants to Tumim as consideration of the commitment fee associated with an equity line of credit. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding from the date of issuance for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the pre-funded warrants were fully vested and immediately exercisable upon issuance.

For the periods where a net loss attributable to common stockholders is present, dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as including them would have been anti-dilutive.

	Three Months Ended
	March 31,
	2026	2025
(In thousands, except per share amounts)
Net loss	$(6,202)	$(1,502)
Less dividends on Series B Preferred Stock	(41)	—
Less dividends on Series C Preferred Stock	(194)	—
Net loss available to common stockholders	(6,437)	(1,502)
Weighted-average number of shares of common stock outstanding	2,883,650	569,368
Net loss per share - basic	$(2.23)	$(2.52)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Warrants to purchase common stock	8,950,562	699,710
Common stock options issued and outstanding	321,650	8,868
Restricted stock units issued and outstanding	32,631	79,415
Series A Preferred Stock	237,200	288,588
Series B Preferred Stock	2,748,549	—
Series C Preferred Stock	15,996,346	—
Total	28,286,938	1,076,581

18.	Segment Information

Valion Bio is developing biologics that activate the immune pathways to protect and restore tissue in conditions driven by radiation, disease, and immune dysregulation. As of December 10, 2025, the Company also operates a contract development and manufacturing organization (or "CDMO") through the Company's wholly owned subsidiary, Velocity Bioworks, Inc., (or "VBI"). The CDMO provides development services to Valion to support the manufacturing of Entolimod, the Company's lead product candidate. The Company manages its business activities as two operating segments, the biopharma business and the CDMO business. Valion's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM utilizes the Company's long-term plan, which includes product development roadmaps and long term financial models, as key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using factors such as operating expenses, loss from operations and net loss.

Prior to December 2025, we operated as a single operating segment. For the three months ended March 31, 2026, we have two reportable segments; Biopharma and the CDMO. Our Biopharma segment is engaged in the development and commercialization of our pharmaceutical product candidates and is operated from our corporate headquarters in San Antonio, Texas. Our CDMO segment offers contract development and manufacturing services to Valion and external customers. The manufacturing site is located in San Antonio, Texas. The Company's two reportable business segments are managed separately based on the differences in their operations. The Company evaluates performance of its segments based on the contribution to operating income (loss) of the respective segments.

Financial information by business segment is set forth below (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Biopharma	CDMO	Consolidated	Biopharma	CDMO	Consolidated
Cash and cash equivalents	$6,937	$278	$7,215	$12,277	$368	$12,645
Prepaid expenses and other current assets	233	454	687	156	190	346
Property and equipment, net	30	12,614	12,644	34	12,607	12,641
Deferred offering costs	555	—	555	136	—	136
Licensed technology, net	2,993	—	2,993	2,243	—	2,243
Operating lease right-of-use assets, net	—	10,086	10,086	—	—	—
Goodwill	—	3,457	3,457	—	3,457	3,457
Restricted cash	368	—	368	—	—	—
Other assets	126	84	210	124	—	124
Total consolidated assets of continuing operations	$11,242	$26,973	$38,215	$14,970	$16,622	$31,592

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Biopharma	CDMO	Consolidated	Biopharma	CDMO	Consolidated
Operating Expenses
Research and development	$857	$997	$1,854	$335	$—	$335
Selling, general and administrative	2,054	1,726	3,780	1,042	—	1,042
Total operating expenses	2,911	2,723	5,634	1,377	—	1,377
Other expense (income)
Change in fair value of derivative liability	33	—	33	—	—	—
Interest income	24	—	24	4	—	4
Interest expense	(648)	—	(648)	—	—	—
Net other (expense) income	(591)	—	(591)	4	—	4
Net loss from operations before discontinued operations	$(3,502)	$(2,723)	$(6,225)	$(1,373)	$—	$(1,373)

All of the Company's assets are located in the United States.

19.	Subsequent Events

Amendments to Articles of Incorporation

On April 22, 2026, Valion Bio, Inc. filed a certificate of amendment ("Certificate of Amendment”) to its amended and restated certificate of incorporation filed with the Delaware Secretary of State to change its corporate name from Tivic Health Systems, Inc. to Valion Bio, Inc. (the "Name Change”), effective as of April 28, 2026. Pursuant to Delaware law, a shareholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s shareholders. Additionally, the Company's common stock, par value $0.0001 per share, ceased trading under the ticker symbol ‘TIVC’ and began trading under its new ticker symbol ‘VBIO’ on The Nasdaq Capital Market LLC effective April 28, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10‑K  for the fiscal year ended December 31, 2025 (our “Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report, as well as those identified in the “Risk Factors” section of our Annual Report, which Risk Factors are incorporated in this Quarterly Report by reference. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Overview

Valion Bio, Inc. (the "Company" or "Valion"), formerly known as Tivic Health Systems, Inc.  is a late-stage biopharmaceutical company whose lead program is Entolimod™. Entolimod is a recombinant biologic with Toll-like Receptor 5 ("TLR5") agonist activity. Entolimod has an extensive preclinical and clinical data package supporting development as a medical countermeasure (MCM) for Acute Radiation Syndrome (ARS) and it subsyndromes, as well as for adjunct therapy for oncology indications, such as neutropenia.

The cornerstone of Valion’s portfolio is its TLR5 program, led by Entolimod™, a late-stage recombinant biological agonist designed to mitigate or treat acute radiation syndrome ("ARS”) and mitigate or treat the systemic toxicities associated with medical radiation and chemotherapy. Entolimod is a versatile therapeutic with both prophylactic and mitigative capabilities, effectively preventing or treating the cellular damage caused by genotoxic treatments. The clinical significance of Entolimod has been recognized by the U.S. Food and Drug Administration ("FDA"), which has granted the candidate both Fast Track and Orphan Drug designations for the treatment of ARS. Furthermore, the Company holds Investigational New Drug ("IND") applications for Entolimod in both ARS and advanced oncology, with plans to advance Entolimod and its optimized variant, Entolasta™, into Phase 2 clinical studies for neutropenia and other oncology-related indications.

In December 2025, Valion strategically vertically integrated its operations through the acquisition of Scorpius Holdings' assets via its wholly owned subsidiary, Velocity Bioworks. Based in San Antonio, Texas, Velocity operates as a full-service Contract Development and Manufacturing Organization ("CDMO") in San Antonio, TX. This acquisition included the integration of approximately 40 specialized technical personnel, providing the Company with direct oversight of the Entolimod manufacturing lifecycle. This strategic move is expected to significantly accelerate our commercialization timeline by ensuring supply chain control and operational agility. Additionally, Velocity functions as a commercial CDMO, with the ability to provide specialized biomanufacturing services to external clients to drive independent profitability and diversify the Company's revenue streams.

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

Appointment of Melinda Lackey as General Counsel and SVP of Legal Affairs

On May 4, 2026, Melinda Lackey was appointed as General Counsel and Senior Vice President of Legal Affairs. Ms. Lackey brings over 18 years of legal and corporate experience, and has served in executive and legal leadership roles at biotechnology companies and international law firms. Prior to joining Valion, Ms. Lackey served as Senior Vice President, Legal & Administration of Alaunos Therapeutics, Inc. (NASDAQ: TCRT). Previous roles include Of Counsel at Hogan Lovells and General Counsel of Kuur Therapeutics, Inc. (f/k/a Cell Medica, Inc.), a clinical-stage biotechnology company focused on CAR-NKT cellular therapies that was later acquired by a global biopharmaceutical public company. Ms. Lackey previously practiced law at Winston & Strawn LLP from March 2008 to June 2018, where she focused on intellectual property strategy and patent litigation. Ms. Lackey earned a Bachelor of Science in microbiology from Texas Tech University in 1998. Ms. Lackey also earned a Master of Science in medical microbiology and immunology from Texas Tech University Health Sciences Center and a Doctor of Jurisprudence from University of Houston Law Center in 2007.

Equity Line of Credit

On February 6, 2026, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement”) with Tumim Stone Capital, LLC, ("Tumim”) pursuant to which we will have the right, but not the obligation, to sell to the Tumim up to the lesser of: (a) $50,000,000 of newly issued shares of our common stock, par value $0.0001 per share, and (b) the Exchange Cap (as defined below), from time to time, at our sole discretion (each such sale, a "VWAP Purchase”) by delivering an irrevocable written notice to Tumim(each such notice, a "VWAP Purchase Notice”). We shall be permitted to deliver a VWAP Purchase Notice to Tumim during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the "SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

The shares of Common Stock purchased pursuant to a VWAP Purchase (the "Shares”) will be purchased at the VWAP Purchase Price, which will be determined pursuant to a formula set forth in the Purchase Agreement. If we elect to use a one-trading-day valuation period in the VWAP Purchase Notice (the "One-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 97% of the volume-weighted average price ("VWAP”) of our Common Stock on the one trading day during such One-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by the Tumim. If we elect to use a One-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct Tumim to purchase Shares in an amount not to exceed the lesser of (i) 15% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date (as defined in the Purchase Agreement), or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $1,000,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period).

If we elect to use a three-trading-day valuation period in the VWAP Purchase Notice (the "Three-Day Valuation Period”), the VWAP Purchase Price under the Purchase Agreement will be equal to 95% of the lowest daily VWAP of our Common Stock on any trading day during such Three-Day Valuation Period, subject to adjustment as provided in the Purchase Agreement, following receipt of the Shares by Tumim. If we elect to use a Three-Day Valuation Period to determine the VWAP Purchase Price in the VWAP Purchase Notice, such VWAP Purchase Notice shall direct Tumim to purchase Shares in an amount not to exceed the lesser of (i) 40% of the daily trading volume of the Common Stock on the VWAP Purchase Exercise Date, or (ii) the quotient (rounded to the nearest whole number) obtained by dividing (x) $2,500,000 by (y) the VWAP on the VWAP Purchase Exercise Date (in each case to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the applicable period.

Tumim’s purchases of shares of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, including that Tumim may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of the Tumim, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap is obtained, we shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby would exceed 506,848 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement) (such maximum number of shares, the "Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Purchase Agreement equals or exceeds $1.02, which is the Minimum Price (as defined in the Purchase Agreement). The Company is under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for the Tumim’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the "Pre-Funded Warrants”), to the Tumim as a commitment fee (the "Commitment Fee”).

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

Registration Rights Agreement

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, dated as of February 6, 2026 (the "Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (a "Registration Statement”), to register under the Securities Act of 1933,as amended (the "Securities Act”), the offer and resale by Tumim of all of the shares that may be issued by the Company to the Tumim from time to time under the Purchase Agreement, including shares of Common Stock issuable upon exercise of the Pre-Funded Warrant. Tumim’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

Exclusive License Agreement – Statera BioPharma

On February 11, 2025, we entered into the License Agreement with Statera, whereby we acquired (i) an exclusive worldwide license to the proprietary TLR5 agonist program of Statera known as Entolimod (the "Licensed Molecules”) as it relates to the ARS indication (the "Initial Indication”)and (ii)an exclusive option (the "Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including Lymphocyte Exhaustion, Immunosenescence, Neutropenia and/or Vaccine Adjuvant (the "Subsequent Indications”) and to the TLR5 agonist program of Statera known as Entolasta, in each case as described in more detail below. The License Agreement transaction was consummated concurrently therewith on February 11, 2025 (the "Closing Date”).  On February 11, 2025, in connection with, and as consideration for the License Agreement, the Company also entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

Under the terms of the License Agreement, Statera has granted the Company an exclusive worldwide license, with the right to grant and authorize sublicenses, under Statera’s patents and know-how to develop, test, make and use Entolimod to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the Initial Indication during the termof the License Agreement.

The License Agreement obligates us to develop and commercialize the licensed products, at our own cost and expense, inclusive of licensed products with respect to any Subsequent Indications obtained upon exercise of an Exclusive Option. In the development and commercialization process, we are obligated to meet certain milestones, and must provide Statera with certain milestone payments, payable in either the form of cash or Company stock (at our sole discretion), upon accomplishing each milestone as outlined below, none of which have been met this quarter.

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

Upon exercise of an Exclusive Option with respect to one or more Subsequent Indications, the following corresponding applicable milestones and milestone payments, payable in in either the cash or Company stock (at our sole discretion), become obligations of the Company as well:

Event	Payment
File IND and Initiate Phase 2 Clinical Study for Neutropenia	$ 500,000
Phase III Completion - successfully meets endpoint required to secure FDA approval for treatment of Neutropenia	750,000
File BLA with FDA and achieve FDA Approval for Neutropenia	1,500,000
File IND and Initiate Phase 2 study of Lymphocyte Exhaustion	500,000
Phase III Completion - successfully meets endpoint required by FDA for treatment of Lymphocyte Exhaustion	750,000
File BLA with FDA and achieve FDA Approval for Lymphocyte Exhaustion	1,500,000
IND approval and initiation of Phase 3 study as a Vaccine Adjuvant	500,000
File US BLA with FDA and achieve FDA Approval for use as a Vaccine Adjuvant	500,000
Total Potential Development Milestones for additional Indications (as applicable)	$ 6,500,000

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

On June 18, 2025, the Company entered into an Amended and Restated Exclusive License Agreement (the "A&R License Agreement”) with Statera, which amended certain terms of the License Agreement to, amongst other things, (i) provide that the payment of royalties pursuant to the A&R License Agreement, if any, may be made by the Company in either cash or securities of the Company, at the discretion of the Company; (ii) increase the approximate amount of the lien held by Avenue Venture Opportunities Fund, L.P. ("Avenue”) to up to $5.6 Million (the "Pay off Amount”); and (iii) provide that, other than the original license fee paid by the Company to Statera in connection with the closing of the license transaction in February 2025 and payment of the Neutropenia Milestone Payment, until such date that the Payoff Amount has been paid in full to Avenue, all subsequent payments due to Statera under the A&R License Agreement shall be paid by the Company as follows: 20% of any such payments shall be paid to Statera and 80% of any such payments shall be paid directly to Avenue on behalf of Statera.

In the first quarter of 2026, the Company validated the current inventory of materials for distribution and sales. As a result, the Company capitalized $750 thousand of inventory costs and recorded a liability of $750 thousand which is included in accrued expenses on the balance sheet as of March 31, 2026.  The Company has discretion to pay the milestone payment in the form of cash or stock.

Nasdaq Compliance

On March 19, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for at least 30 consecutive business days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement”).

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

Operational Updates

First Quarter of 2026 and subsequent periods

In the first quarter of 2026, we continued to develop our TLR5 program and invested in our CDMO operations in San Antonio, TX.  Other updates include:

●

In March 2026,  Michael K. Handley was appointed Chief Executive Officer and director.  Mr. Handley succeeds Jennifer Ernst as Chief Execution Officer.  Prior to being appointed as Chief Executive Officer, Mr. Handley was Chief Operating Officer and President of our Biopharma division.

●	We executed a critical milestone pursuant to our license agreement with Statera related to the validation of materials for distribution and sale..
●	We demonstrated a 200-fold (200x) manufacturing scale-up for Entolimod at 50-liter fermentation volume, meeting all drug release specifications for purity and potency.
●

In the first quarter of 2026, we participated in active engagement with BARDA, DoW/DTRA, FDA, NIH, and NIAID via TechWatch process; a follow-up meeting took place on March 10, 2026, to advance discussions on federal funding of future testing and potential path to a Strategic National Stockpile purchase.

●	On May 1, Melinda Lackey was appointed General Counsel and Senior Vice President, Legal Affairs. Prior to being appointed General Counsel, Ms. Lackey was general counsel for Alaunos Therapeutics, Inc.

We have expanded our headcount to support our growth and reduce reliance on third-party service providers in areas where the benefits outweigh the costs. We have relied, and continue to rely, heavily on third-party service providers, including software-as-a-service platforms, clinical research organizations, finance and accounting support, and legal support to carry out our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
Statement of operations data:	2026	2025	Change
OPERATING EXPENSES
Research and development	$1,854	$335	$1,519
Selling, general and administrative	3,780	1,042	2,738
Total operating expenses	5,634	1,377	4,257
Loss from operations	(5,634)	(1,377)	(4,257)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	33	—	33
Interest income	24	4	20
Interest expense	(648)	—	(648)
Net other (expense) income	(591)	4	(595)
Net loss from operations before discontinued operations	(6,225)	(1,373)	(4,852)
Income (loss) from discontinued operations	23	(129)	152
Net loss	$(6,202)	$(1,502)	$(4,700)

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

For the three months ended March 31, 2026, research and development expenses increased by $1.5 million compared to the same period in 2025. The increase was primarily due to the addition of our CDMO operations, which increased expenses for the first quarter by $1.0 million.  Additional increases of $0.3 million related to headcount and $0.2 million related to consulting expenses as we focused our efforts on manufacturing and validation of Entolimod.

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

Selling, general and administrative expenses increased to $3.8 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The increase was primarily due to the addition of our CDMO operations, which increased expenses for the first quarter by $1.7 million.  The CDMO expenses are comprised of $1.1 million of facility costs and equipment rentals, headcount related expenses of $0.3 million and professional fees of $0.2 million.  Additional increased expenses were primarily $0.4 million of severance costs, $0.3 million of increased headcount related expenses and $0.2 million of increased professional fees.

Other (Expense) Income, net

Other (expense) income, net, includes the change in fair value of derivative associated with the senior secured convertible note payable issued in December 2025, interest income from our money market account, interest expense on our senior convertible note payable, and amortization of the debt discount and debt issuance costs associated with the senior convertible note payable.

Other (expense) income, net, increased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily related to interest expense and amortization of the debt discount and issuance costs associated with the senior convertible note payable.

Net Income (Loss) From Discontinued Operations

Net income (loss) from discontinued operations represents income and expenses related to the consumer device market which we exited in 2025. During the three months ended March 31, 2026 while winding down operations, we continued to sell ClearUP through our website. The income reported for the first quarter of 2026 represents revenue from the sale of product.  Sales through our website stopped as of  February 28, 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016 and until early 2025, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States. Since early 2025, we have focused our efforts on entry into biologic therapeutics with our TLR5 program and the development of our lead product candidate, Entolimod. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of March 31, 2026, we had cash and cash equivalents of $7.2 million, working capital of $5.3 million and an accumulated deficit of $59.0 million.

We have financed our operations to date primarily through the sale of our securities and, prior to our IPO, convertible notes payable, the full balance of which converted into shares of our common stock in connection with our IPO.

On February 6, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital, LLC (the "Common Stock Purchase Agreement") whereby we have the right, but not the obligation to sell to the investor the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock”),and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a "VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a "VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement)and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

Although we continuously monitor operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop our current product candidates and new product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and, in the future, Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Our expenses have increased as a result of the asset acquisition that took place in December 2025 and our entry into the CDMO market. We will incur significant costs associated with the CDMO business until and unless such time as we can attract customers and derive revenues to offset such expenses. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the three months ended March 31, 2026, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Plan of Operation and Future Funding Requirements

We have used our capital resources primarily, to date, to fund marketing and advertising for ClearUP, development of both our trigeminal and our vagus nerve platforms and product candidates, our entry into biologic therapeutics through our License Agreement with Statera, evaluating and conducting diligence on potential licensing and acquisition candidates, and the support of public company operating infrastructure and general operations. Although we have taken measures to manage our operating expenses, including the wind down of ClearUP, we expect that our operating expenses may increase as we advance product candidates, seek regulatory approval and, if approved, proceed to commercialization of new products, obtain, maintain, protect and enforce our intellectual property portfolio, hire additional personnel; maintain compliance with material government (in addition to environmental) regulations, and operate the CDMO business. We may increase our research and development investments in clinical studies to advance additional indications for our licensed TLR5 agonists, Entolimod and Entolasta, in 2026. We also plan to increase investments in manufacturing and regulatory processes for these product candidates as we prepare to seek a Biologics License, via a BLA, from the FDA.

Furthermore, we have incurred, and will continue to incur, significant costs associated with operating as a public company. We expect to continue to incur losses for the foreseeable future. At this time, due to the inherently unpredictable nature of research and new product adoption, the regulatory approval process, as well as other macroeconomic factors, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize future product candidates, if at all. We expect to dedicate our capital resources to the advancement of our TLR5 agonist programs. We do not expect revenues until such time, if ever, that we obtain regulatory approval and are able to commercialize and derive revenue from the sale of our product candidates. We do not expect significant revenues from our CDMO business in the near term as we are still in the process of qualifying the facilities and equipment so we will be able to develop and manufacture recombinant biological drugs for other companies.

Manufacturing of biological drugs is inherently unpredictable due to cell variability. As a result, costs and timelines associated with development of the manufacturing processes may vary materially from our expectations. Additionally, clinical and preclinical development timelines, the probability of success, and costs can differ materially from expectations. We cannot forecast which product candidates may be best developed and/or monetized through future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $59.0 million through March 31, 2026. We expect to incur additional losses in the future as we expand our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

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

The timing and amount of our operating expenditures will depend largely on:

●	our ability to raise additional capital if and when necessary and on terms favorable to the Company;

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the timing and amount of milestone payments we may receive or be required to pay under any future collaboration agreements;

●	whether we close potential future strategic opportunities, and if we do, our ability to successfully integrate acquired assets and/or businesses with our own;

●	our ability to source new business opportunities through licenses and research and development programs and to establish new collaboration arrangements;

●	the costs involved in prosecuting and enforcing patent and other intellectual property claims;

●	the cost and timing of additional regulatory approvals beyond those currently held by us;

●	our efforts to enhance operational systems and hire additional personnel to support finance, sales, marketing, operations and development of our product candidates and satisfy our obligations as a public company; and

●	our efforts to maintain compliance with material government (including environmental) regulations.

Until such time, if ever, as we can generate substantial revenue from product sales and/or development and manufacturing contracts, we expect to fund our operations and capital funding needs through equity and/or debt financings. We may also consider entering into collaboration arrangements or selectively partnering with third parties for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Cash used in operating activities	$(5,011)	$(889)
Cash used in investing activities	(7)	(526)
Cash (used in) provided by financing activities	(44)	82
Net decrease in cash and cash equivalents	$(5,062)	$(1,333)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $5.0 million, which consisted primarily of a net loss of $6.2 million, decreased by non-cash charges of $1.0 million and a net decrease of $0.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.4 million of amortization of debt discount and debt issuance costs, $0.2 million of stock-based compensation, $0.2 million of non-cash interest expense and $0.2 million of amortization of the right-of-use assets associated with our facility leases. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.5 million, offset by an increases in inventory of $0.8 million and prepaid expenses and other current assets of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $0.9 million, which consisted primarily of a net loss of $1.5 million, decreased by non-cash charges of $0.1 million and a net increase of $0.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.1 million of stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $0.5 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $7 thousand for the acquisition of property and equipment. Net cash used in investing activities for the three months ended March 31, 2025 was $526 thousand, which consisted of $300 thousand of cash paid for the Statera License Agreement and transactions costs of $226 thousand.

Financing Activities

Cash used in financing activities during  three months ended March 31, 2026 consisted of $44 thousand of offering costs paid in advance of sales of common stock.

Cash provided by financing activities during the three months ended March 31, 2025, consisted primarily of proceeds from the exercise of 7,524 common warrants with proceeds of $109 thousand.

Known Trends or Uncertainties

As discussed elsewhere in this Quarterly Report, the world has continued to be affected by the ongoing conflict between Russia and Ukraine and the more recent conflict among the U.S., Israel, Hamas and Iran, economic uncertainty in human capital management ("HCM”) and certain other macroeconomic factors. The general consensus among economists continues to suggest that we should expect a higher recession risk to continue for the near term. Climate change continues to be an intense topic of public discussion and is adding additional challenges and financial burden due to impending preparations and changes in the customer mindset. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of the pandemic and recent economic volatility have negatively impacted our business in various ways over the last three years, including as a result of global supply chain constraints at least partially attributable to the pandemic. We will continue to monitor material impacts on our HCM strategies, including the potential of employee attrition, amongst other things.

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

As a result of these global issues and other macroeconomic factors, it has been difficult to accurately forecast our revenues or financial results, especially given the geopolitical issues, recent change in administration, inflation, changes in the Federal Reserve interest rate and the potential fora recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

Inflation

Although inflation experienced a slight decline in 2025; it has remained relatively high and future rates are unknown. Inflationary factors, such as increases in the cost of our products, interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with the ongoing conflicts between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased component and services pricing.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

Office Leases

Effective March 16, 2026, the Company entered into a one-year lease for corporate office space in San Antonio, TX. The lease calls for monthly base rent of $1,188 and will automatically renew for successive one-year terms unless terminated by either party.

In March 2026, we entered into three facility leases in connection with our subsidiary’s operations in San Antonio, TX. At the same time, we relocated our corporate headquarters to San Antonio, TX. The corporate headquarters are located within the Velocity Bioworks, Inc. administrative offices.

On March 13, 2026, we entered into a lease for an 8,042 square foot facility that will serve as Velocity’s microbial facility. The initial term of the lease is eight years, unless earlier terminated by the parties pursuant to the lease terms. We have (i) a one-time option to extend the lease term for an additional period of five years and (ii) the exclusive option to purchase the building from the landlord at any time during the first 24 months of the initial term for $12.5 million. Initial monthly base rent is approximately $22,605 for the first twelve months, or a total of $271,260, with annual dollar increases in later years of the lease term. The aggregate base rent over the eight-year lease term is approximately $5.34 million. Pursuant to the lease, we are also obligated to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

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

On February 23, 2026, we entered into a lease for approximately 22,262 square feet of warehouse space in San Antonio, TX to be used to support our subsidiary's business.  Initial base rent is approximately $21,069 for the first ten months with escalations annually thereafter.  The aggregate base rent over the lease term is approximately $0.8 million.Pursuant to the lease, we are also obliged to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

Lease costs recorded during the three months ended March 31, 2026  were $0.4 million.  There were no lease costs recorded for the three months ended March 31, 2025 as there were no leases in effect at that time.  Short-term rental costs for the three months ended March 31, 2026 and 2025 were $94 thousand and $4 thousand, respectively.

Purchase Commitments

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from0 to 60 days and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report, filed with the SEC on March 30, 2026.

Information regarding our significant accounting policies and estimates can also be found in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Emerging Growth Company Status

We are an "emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	reduced disclosure about our executive compensation arrangements;
●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of reduced reporting requirements in this Report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an "emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, we are also a "smaller reporting company" as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0million measured on the last business day of our second fiscal quarter.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our" disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e))as of the end of the period covered by this Quarterly Report (the "Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described here and in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Management is unaware of any material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not disclosed in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers informed us of any adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed April 22, 2026	8-K	4/22/2026

4.1	Tumim Form of Pre-Funded Warrant	8-K	2/9/2026

10.1†	Common Stock Purchase Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026	8-K	2/9/2026

10.2	Registration Rights Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026	8-K	2/9/2026

10.3#	Separation Agreement by and between Tivic Health Systems, Inc. and Jennifer Ernst, dated March 3, 2026	8-K	3/4/2026

10.4	Building Lease Agreement by and between Velocity Bioworks, Inc. and TPB Merchants Ice LLC, dated March 13, 2026	8-K	3/13/2026

10.5	Lease by and between Velocity Bioworks, Inc. and Merchants Ice II, LLC, dated March 9, 2026	8-K	3/13/2026

10.6	Sublease by and among Velocity Bioworks, Inc., Texas Research and Technology Foundation, and TPB Merchants Inc LLC, signed March 13, 2026	8-K	3/13/2026

10.7#	Executive Employment Agreement, by and between Valion Bio, Inc. and Melinda Lackey, dated May 1, 2026	8-K	5/4/2026

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	By:	/s/ Michael Handley
Michael Handley
Title: Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Lisa Wolf
Lisa Wolf
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)