Form 10-Q
period 2026-06-30
Valion Bio, Inc.
filed 2026-08-14
CIK 1787740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 22,189,739 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q are as follows:

This Quarterly Report on Form 10‑Q (this “Quarterly Report”) for the quarter ended June 30, 2026, should be read in conjunction with Valion Bio, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10‑Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that can be expected for the full year.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Balance Sheets

June 30, 2026 (unaudited) and December 31, 2025 (audited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,108	$12,645
Prepaid expenses and other current assets	524	346
Inventory, net	750	—
Current assets of discontinued operations	—	15
Total current assets	3,382	13,006
Property and equipment, net	12,343	12,641
Deferred offering costs	631	136
Licensed technology, net	2,243	2,243
Operating lease right-of-use assets, net	9,835	—
Goodwill	3,457	3,457
Restricted cash	368	—
Other assets	214	124
TOTAL ASSETS	$32,473	$31,607

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$639	$264
Accrued expenses	1,831	376
Operating lease liabilities, current	533	—
Current liabilities of discontinued operations	43	6
Total current liabilities	3,046	646
Convertible note payable, net	7,388	6,454
Derivative liability	212	292
Operating lease liabilities, non-current	9,488	—
Other non-current liabilities	454	48
Total liabilities	20,588	7,440
COMMITMENTS AND CONTINGENCIES (Note 10)
Temporary equity
Series B preferred stock, par value $0.001, 8,400 shares authorized and 2,075 and 2,155 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.	1,421	1,379
Series C preferred stock, par value $0.001, 75,000 shares authorized and 11,687 and 12,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	6,218	5,991
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 403 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 4,151,919 and 2,525,778 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	2	2
Additional paid in capital	70,750	69,392
Accumulated deficit	(66,506)	(52,597)
Total Stockholders’ equity	4,246	16,797
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$32,473	$31,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$2,704	$655	$4,558	$990
Selling, general and administrative	3,720	1,023	7,500	2,065
Total operating expenses	6,424	1,678	12,058	3,055
Loss from operations	(6,424)	(1,678)	(12,058)	(3,055)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	47	—	80	—
Interest income	11	3	35	7
Interest expense	(691)	—	(1,339)	—
Net other (expense) income	(633)	3	(1,224)	7
Net loss from operations before discontinued operations	$(7,057)	$(1,675)	$(13,282)	$(3,048)
Loss from discontinued operations	(46)	(256)	(23)	(385)
Net loss	$(7,103)	$(1,931)	$(13,305)	$(3,433)

Net loss per share attributed to common stockholders - basic and diluted	$(2.17)	$(2.19)	$(4.59)	$(4.64)

Weighted-average number of shares - basic and diluted	3,379,997	881,294	3,002,815	739,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(in thousands except share and per share data)

For the Three and Six Months Ended June 30, 2026

	Mezzanine Equity - Redeemable Convertible Series B Preferred Stock		Mezzanine Equity - Redeemable Convertible Series C Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	2,155	$1,379	12,000	$5,991	403	$—	2,525,778	$2	$69,392	$(52,597)	$16,797
Issuance of prefunded common stock warrants for equity line of credit commitment fee	—	—	—	—	—	—	—	—	375	—	375
Settlement of restricted stock units	—	—	—	—	—	—	10,755	—	—	—	—
Dividends declared on Series B preferred stock	—	41	—	—	—	—	—	—	—	(41)	(41)
Dividends declared on Series C preferred stock	—	—	—	194	—	—	—	—	—	(194)	(194)
Conversion of Series C preferred stock into common stock	—	—	(233)	(119)	—	—	343,324	—	119	—	119
Stock-based compensation expense	—	—	—	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	—	—	—	(6,202)	(6,202)
Balance as of March 31, 2026	2,155	$1,420	11,767	$6,066	403	$—	2,879,857	$2	$70,094	$(59,034)	$11,062
Issuance of preferred stock and warrants, net of issuance costs	250	169	—	—	—	—	—	—	72	—	72
Issuance of common stock for equity line of credit	—	—	—	—	—	—	129,000	—	69	—	69
Settlement of restricted stock units	—	—	—	—	—	—	65,866	—	—	—	—
Dividends declared on Series B preferred stock	—	52	—	—	—	—	—	—	—	(52)	(52)
Dividends declared on Series C preferred stock	—	—	—	194	—	—	—	—	—	(194)	(194)
Conversion of Series B preferred stock into common stock	(330)	(220)	—	—	—	—	488,975	—	220	—	220
Conversion of Series C preferred stock into common stock	—	—	(80)	(42)	—	—	151,209	—	42	—	42
Exercise of warrants	—	—	—	—	—	—	437,012	—	(3)	—	(3)
Deemed dividends on purchase warrants for common shares	—	—	—	—	—	—	—	—	123	(123)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	133	—	133
Net loss	—	—	—	—	—	—	—	—	—	(7,103)	(7,103)
Balance as of June 30, 2026	2,075	$1,421	11,687	$6,218	403	$—	4,151,919	$2	$70,750	$(66,506)	$4,246

For the Three and Six Months Ended June 30, 2025

	Mezzanine Equity - Redeemable Convertible Series B Preferred Stock		Mezzanine Equity - Redeemable Convertible Series C Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	—	$—	—	$—	556,902	$1	$46,075	$(43,541)	$2,535
Issuance of stock for consideration of licensed technology	—	—	—	—	491	—	111,339	—	1,700	—	1,700
Issuance of common stock for equity line of credit	—	—	—	—	—	—	29,800	—	94	—	94
Issuance of common stock in lieu of fractional shares for stock split	—	—	—	—	—	—	76	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	7,524	—	109	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	—	—	(1,502)	(1,502)
Balance as of March 31, 2025	—	$—	—	$—	491	$—	705,641	$1	$48,078	$(45,043)	$3,036
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	260,258	—	1,908	—	1,908
Issuance of preferred stock and common stock warrants, net of issuance costs and warrants to placement agents	—	—	—	—	700	—	—	—	549	—	549
Issuance of warrants	—	—	—	—	—	—	—	—	36	—	36
Stock-based compensation expense	—	—	—	—	—	—	—	—	90	—	90
Dividends declared on Series B preferred stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	(1,931)	(1,931)
Balances at June 30, 2025	—	—	—	—	1,191	$—	965,899	$1	$50,661	$(46,975)	$3,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2026 and 2025

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(13,305)	$(3,433)
Less: Net loss from discontinued operations	(23)	(385)
Net loss from continuing operations	(13,282)	(3,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	341	276
Depreciation	362	2
Amortization of debt discount and debt issuance costs	934	—
Non-cash interest expense	406	—
Change in fair value of derivative liability	(80)	—
Amortization of right-of-use asset	428	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(178)	(113)
Inventory	(750)	—
Other assets	(90)	(2)
Accounts payable	375	109
Accrued expenses	1,455	353
Lease liabilities	(242)	—
Net cash used in operating activities - continuing operations	(10,321)	(2,423)
Net cash provided by (used in) operating activities - discontinued operations	29	(293)
Net cash used in operating activities	(10,292)	(2,716)
Cash flows from investing activities
Acquisition of property and equipment	(64)	(3)
Acquisition of licensed technology	—	(543)
Net cash used in investing activities	(64)	(546)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	69	1,908
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	241	585
Proceeds from warrant exercises, net of fees	(3)	109
Offering costs in advance of sale of common stock	(120)	(158)
Net cash provided by financing activities	187	2,444
Net decrease in cash and cash equivalents	(10,169)	(818)
Cash and cash equivalents
Beginning of period	12,645	2,002
End of period	2,476	1,184
Less: Cash and cash equivalents included in discontinued operations	—	—
Cash and cash equivalents included in continuing operations	$2,476	$1,184

Cash and cash equivalents is comprised of:
Cash and cash equivalents	$2,108	$1,184
Restricted cash	368	—
Total cash and cash equivalents included in continuing operations	$2,476	$1,184

Supplemental disclosure on non-cash investing and financing activities
Issuance of common stock warrant	$—	$36
Issuance of common stock and preferred stock in exchange for license	$—	$1,700
Issuance of common stock for equity line of credit commitment fee	$375	$94
Dividends declared	$235	$—
Lease liabilities arising from right-of-use assets	$10,264	$—
Issuance of 10,755 shares of common stock in settlement of RSUs	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Valion Bio, Inc. (formerly known as Tivic Health Systems, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts are as indicated)

1.	Formation and Business of the Company

Valion Bio, Inc. (the "Company”), formerly known as Tivic Health Systems, Inc., was incorporated in the state of California on September 22, 2016. In June 2021, the Company was reincorporated as a Delaware corporation and, in November 2021, the Company completed its initial public offering. In February 2025, the Company acquired a worldwide exclusive license from Statera Biopharma, Inc. ("Statera”) to the late-stage toll-like receptor 5 agonist Entolimod for the treatment of Acute Radiation Syndrome ("ARS”). At the same time, the Company acquired an exclusive option to license five additional indications and clinical use cases for Entolimod and its immune-optimized derivative, Entolasta with buy-out rights to enable use across all indications. In March 2025, the Company exercised its option to license Entolimod and Entolasta for the treatment of neutropenia, one of the indications covered by the Statera license. With its entrance into the biopharmaceutical market in early 2025, the Company became a late-stage prescription therapeutics company harnessing the power of the immune system to improve clinical outcomes and save lives. In December 2025, through a newly formed wholly owned subsidiary, Velocity Bioworks, Inc. ("VBI") the Company acquired all personal property and assets (collectively, the "Acquired Assets") but assumed no liabilities in respect to the period prior to the transaction, of Scorpius Holdings, Inc. VBI is a contract development and manufacturing organization ("CDMO") and will provide services to support Valion's development and commercialization of Entolimod as well as contract with other organizations. In April 2026, the Company changed its name from Tivic Health Systems, Inc. to Valion Bio, Inc. As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” “Valion,” and “Valion Bio” refer to Valion Bio, Inc, collectively with its subsidiary, on a consolidated basis.

The Company is headquartered in San Antonio, TX.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and June 30, 2025, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and include the financial position and results of operations of Valion Bio, Inc and its wholly-owned subsidiary, Velocity Bioworks, Inc. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all accounting entries and adjustments (including normal, recurring adjustments) considered necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Reclassification

Certain reclassifications have been made to the prior year's (and or prior period's) balance sheet, statement of operations and statement of cash flows to conform to the current year presentation.

Going Concern Uncertainty

During the six months ended June 30, 2026 and 2025, the Company incurred a net loss of $13.3 million and $3.4 million, respectively. As of  June 30, 2026, the Company had an accumulated deficit of $66.5 million. Cash and cash equivalents as of  June 30, 2026 were $2.1 million. During the six months ended June 30, 2026 and 2025, the Company used cash for operations of $10.3 million and $2.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents include investments in our money market account and were $2.2 million and $12.2 million, respectively. Restricted cash as of June 30, 2026 represents cash collateral for an irrevocable standby letter of credit issued to TPB Merchants Ice LLC, the landlord for one of Velocity's facility leases.  The standby letter of credit is $350 thousand and the bank has required us to maintain 105% of cash as collateral, or $368 thousand.

Inventory, net

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Inventories are reviewed periodically to identify slow-moving inventory based on anticipated sales activity. Inventory as of June 30, 2026 is comprised of raw materials, including bulk drug substance of Entolimod.  The inventory was transferred to Valion as part of the license agreement entered into with Statera in February 2025, however, had no value assigned to it until it could be validated for purity and potency. Per the agreement with Statera (see Footnote 9), upon validation of current inventory of materials for distribution and sales, the Company was required to pay Statera $750 thousand, which was assigned to inventory.  There was no inventory recorded as of December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 340-10-S99-1. The Company capitalizes incremental legal, professional, accounting, and other third-party fees that are directly associated with an equity or debt offering, as other assets. As of June 30, 2026 and December 31, 2025, the balance of deferred offering costs was $0.6 million and $0.1 million, respectively, and consisted of legal and accounting fees paid in connection with future Series B and Series C preferred stock issuances, the Tumim Equity Line of Credit, and other planned capital raises. Deferred offering costs are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Cash and cash equivalents include a checking account and a money market account held at one national financial institution in the United States. At times, such deposits may be in excess of insured limits. Management believes that the financial institution at which the Company holds its deposits is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents balances exceeding FDIC insured limits by $2.1 million and $12.1 million, respectively.

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

The Company determines if an arrangement is a lease at inception and determines the classification of the lease, as either operating or finance, at commencement. The Company has various operating leases for its facilities. The leases have remaining lease terms ranging from 2.5 to 8.9 years. One lease agreement contains an  option to renew for 5 years. The Company does not plan to renew. For short-term leases with expected terms of less than 1 year, the Company does not recognize ROU assets or lease liabilities. The Company does not have any finance leases.

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

On November 12, 2025, after considering all reasonably available options and a broader strategic reassessment, the Company’s board of directors approved the wind down of the Company’s ClearUP business, which the Company substantially completed prior to the end of 2025. In connection with the wind down of the ClearUP business, the Company incurred approximately $347 thousand in charges during the year ended December 31, 2025, which included $230 thousand for the write-off of inventory and $117 thousand for the write-off of property and equipment. We expect to incur additional related expenditures in the range of approximately $20 thousand to $50 thousand in 2026 for disposal costs on remaining finished goods. The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in connection with, the wind down of the ClearUP business.  During the first two months of 2026 our sales platform remained open and ClearUP units continued to sell while we worked out logistics for shutting down the site.  As all inventory had been written off in 2025, our only costs in the first quarter related to shipping, storage and order fulfilment.  During the second quarter of 2026 we incurred approximately $40 thousand of costs related to refunds to third-party resellers for their remaining unsold inventory.

Financial Information of Discontinued Operations

The following table summarizes the assets and liabilities classified as discontinued operations for each of the periods presented (in thousands):

	June 30,	December 31,
	2026	2025
Current assets of discontinued operations
Accounts receivable	$—	$1
Prepaid expenses and other current assets	—	14
Total current assets of discontinued operations	$—	$15

Current liabilities
Other accrued expenses	$43	$6
Total current liabilities of discontinued operations	$43	$6

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

The following table summarizes the significant line items included in loss from discontinued operations, in the consolidated statements of operations (unaudited in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$(39)	$86	$(15)	$156
Cost of Sales	6	32	9	52
Gross Profit	(45)	54	(24)	104
Operating Expenses
Selling, general and administrative	(1)	310	1	489
Total operating expenses	(1)	310	1	489
Loss from discontinued operations	(46)	(256)	(23)	(385)
Net loss from discontinued operations	$(46)	$(256)	$(23)	$(385)

The following table summarizes significant non-cash operating items, and capital expenditures of discontinued operations included in the consolidated statements of cash flows (unaudited in thousands):

	Six Months Ended
	June 30,
	2026	2025
Significant non-cash operating activities
Loss from discontinued operations	$(23)	$(385)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Current assets of discontinued operations	15	92
Current liabilities of discontinued operations	37	—
Net cash provided by (used in) operating activities - discontinued operations	$29	$(293)

4.	Business Combination

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

5.	Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of money market funds and a derivative liability. The following tables show the Company’s financial instruments' carrying value and fair value at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026 (unaudited)
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$2,193	$2,193	$2,193	$—	$—
Total assets	$2,193	$2,193	$2,193	$—	$—

Liabilities
Derivative liability	$212	$212	$—	$—	$212
Total liabilities	$212	$212	$—	$—	$212

	As of December 31, 2025
	Carrying Amount	Fair Value	Quoted Priced in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$12,191	$12,191	$12,191	$—	$—
Total assets	$12,191	$12,191	$12,191	$—	$—

Liabilities
Derivative liability	$292	$292	$—	$—	$292
Total liabilities	$292	$292	$—	$—	$292

Cash equivalents - Cash equivalents of $2.2 million as of June 30, 2026 and $12.2 million as of December 31, 2025, consisted of money market funds. Money market funds are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Of the $2.2 million of cash equivalents as of June 30, 2026, $368 thousand is classified as restricted cash on the balance sheet as it serves as collateral for one of the Company's facility leases.

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

The following table provides a reconciliation for the opening and closing balance of the derivative liability for the six months ended June 30, 2026 (in thousands):

Amount
Balance as of January 1, 2026	$292
Issuances	—
Adjustment for net change in fair value	(80)
Balance as of June 30, 2026	$212

The following table provides a reconciliation for the opening and closing balance of the derivative liability for the year ended  December 31, 2025 (in thousands):

Amount
Balance as of January 1, 2025	$—
Issuances	320
Adjustment for net change in fair value	(28)
Balance as of December 31, 2025	$292

There have been no changes to the valuation methodologies utilized by the Company during the six months ended June 30, 2026 compared to the year ended December 31, 2025. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the six months ended June 30, 2026 and the year ended December 31, 2025.

6.	Prepaid Expenses (in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)
Prepaid director and officer liability insurance	$21	$30
Prepaid supplies	120	190
Prepaid software subscriptions	189	50
Prepaid consulting contracts	3	25
Prepaid research and development costs	—	40
Other	191	11
Total prepaid expenses and other current assets	$524	$346

7.	Leases

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

Facility Lease

We refer to the four leases discussed above as our facility leases.  The facility leases are accounted for in accordance with ASC 842. During the first quarter of 2026, we recorded a total of $10.3 million of right-of-use assets and related lease liabilities at lease inception. We used an incremental borrowing rate of 11%, which reflects the estimated borrowing rate for secured mortgages over the lease terms. The right-of-use assets are being amortized over each of the lease terms.  Amortization of $0.4 million was recorded for the six months ended June 30, 2026. Total lease costs recorded for the six months ended June 30, 2026 were $0.9 million and cash paid for leases during the same period were $0.7 million.  There were no operating leases for the six months ended June 30, 2025.

The weighted-average remaining term of the leases is 7.72 years and the weighted-average discount rate is 11%.

Amounts recorded on the balance sheet related to the facility leases as of June 30, 2026 are as follows (in thousands):

Right-of-use assets, operating lease	$9,835
Operating lease liabilities, current	$533
Operating lease liabilities, non-current	9,488
Total operating lease liabilities	$10,021

Total lease costs recorded for the three and six months ended June 30, 2026 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease cost	$525	$—	$916	$—
Short term lease cost	10	11	104	15
Total lease cost	$535	$11	$1,020	$15

Future cash obligations with respect to the four leases discussed above are as follows as of June 30, 2026:

Fiscal Year	Total Payments
Remainder of 2026	$779
2027	1,650
2028	1,784
2029	1,663
2030	1,770
2031	1,967
Thereafter	5,957
Total minimum lease payments	15,570
Less imputed interest	(5,549)
Present value of lease payments	$10,021

8.	Property and equipment, net (in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)
Computers and equipment	$102	$95
Furniture and fixtures	114	85
Lab equipment	12,504	12,476
Total cost property and equipment	12,720	12,656
Less: accumulated depreciation	(377)	(15)
Total Property and equipment, net	$12,343	$12,641

Depreciation expense was $358 thousand and $362 thousand for the three and six months ended June 30, 2026 , respectively. Depreciation expense was $1 thousand and $2 thousand for the three and six months ended June 30, 2025, respectively. Assets acquired from Scorpius were placed in service April 1, 2026.

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

The Company evaluated the transaction for proper treatment as an acquisitions of assets or as a business combination. The Company determined the acquisition constituted an acquisition of assets instead of a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, and therefore, the acquisition was not considered a business combination. In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to in-process research and development ("IPRD”) projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement. As the Company is recording the transaction as an asset acquisition under ASC 805, the contingent payments will be recognized upon achievement and at that time will be expensed to in-process research and development, or capitalized, depending on the determination if there is alternative future use of the purchase. Transaction costs of approximately $243 thousand associated with the acquisition were capitalized as part of the acquisition.

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

In the first quarter of 2026, the Company validated the current inventory of materials for distribution and sales. Testing was performed on a sample of the materials acquired with the license and the samples tested passed purity and potency requirements.  As such, we believe the bulk drug substance may be used for sale and distribution outside of the United States, in areas where CGMP is not required. Therefore, the Company capitalized $750 thousand of inventory and recorded a liability of $750 thousand which is included in accrued expenses on the balance sheet as of June 30, 2026.  On July 31, 2026, the Company issued a total of

1,288  shares of its Series A Preferred Stock to Avenue and Statera in full settlement of the $750 thousand liability.

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

Shear Kershman

In April 2026, the Company entered into a Product Development Agreement and Option to License Product and Intellectual Property (the "SKL Agreement") with Shear Kershman Labs, a Missouri corporation ("SKL"), pursuant to which the Company engaged SKL to develop a heat-stable oral mucosal delivery formulation of Entolimod utilizing proprietary formulation systems, with the objective of demonstrating systemic absorption via oral mucosal delivery. Under the SKL Agreement, the Company has an option, subject to an option period and other specified terms and conditions, to license the products and intellectual property developed under the agreement. In connection with the SKL Agreement, the Company is obligated to pay SKL a fixed fee of $0.5 million upon project commencement and may be required to make additional payments of up to $7.2 million upon the achievement of specified development and regulatory milestones. The Company may also be obligated to pay up to an additional $12.5 million in sales-based milestone payments, as well as royalties on net sales of commercialized licensed products. As of June 30, 2026, the Company had recorded a liability of $0.2 million related to the SKL Agreement, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Larmor Bio

In April 2026, Velocity Bioworks, Inc., the Company's wholly-owned subsidiary, entered into a Purchase, Collaboration, and Strategic Partnership Agreement (the "Larmor Agreement") with LarmorBio, Inc., a Delaware corporation ("Larmor"), pursuant to which Velocity engaged Larmor to design, develop, and install a prototype real-time cell monitoring and analytics system tailored to Velocity's bioreactor specifications. Under the terms of the Larmor Agreement, Velocity has exclusive use of the system and associated technology within the CDMO sector for a specified period of time. Velocity was also granted a non-exclusive license to all future iterations and next-generation updates of the technology developed by Larmor during the term of the agreement. In addition, the Company was granted observer representation on Larmor's board of directors, as well as a right to invest in Larmor's equity, the terms of which remain subject to negotiation of a separate definitive agreement. Under the Larmor Agreement, Velocity has potential developmental and investment achievement milestone payment obligations of up to $1.4 million. As of June 30, 2026, the Company had recorded a liability of $0.6 million related to the Larmor Agreement, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated. The Company recorded no liabilities for contingent matters as of June 30, 2026.

11.	Other Accrued Expenses (in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)
Legal and professional fees	$143	$24
Consulting fees	407	53
Licensing fees	750	—
Delaware franchise tax	19	180
Payroll liabilities	321	98
Other	191	21
Total accrued expenses - continuing operations	$1,831	$376
Accrued expenses - discontinued operations	43	6
Total accrued expenses	$1,874	$382

Accrued licensing fees of $750 thousand as of June 30, 2026 represents the amount due for achievement of the Statera milestone, validation of current inventory of Materials for distribution and sales. Pursuant to the terms of the license agreement, as further described in Note 9, Statera License Agreement, milestone payments may be paid in cash or equity at the Company's discretion.  On July 31, 2026, the Company issued an aggregate of 1,288 shares of its Series A Preferred Stock to Avenue and Statera in full settlement of the $750 thousand liability.

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

The terms of the note were evaluated for embedded derivatives. We determined that certain conversion features of the Note required bifurcation of an embedded derivative. The derivative is recorded at fair value and is subject to marked-to-market remeasurement at each reporting period. The initial fair value of the derivative was $320 thousand and upon remeasurement as of December 31, 2025, the change in net value of $28 thousand was recorded as other income in the consolidated statements of operations.  Additional remeasurements as of  March 31, 2026 and June 30, 2026 resulted in an additional $33 thousand and $47 thousand, respectively, of other income recorded in the consolidated statements of operations.

The Company incurred $172 thousand in costs related to the issuance of the senior secured convertible note payable. The issuance costs are amortized, along with the debt discount, over the life of the note and are netted against the note payable in the consolidated balance sheets. For the three months ended June 30, 2026, the Company recognized $691 thousand of interest expense related to the convertible note payable, which includes $489 thousand for the amortization of the debt discount and debt issuance costs and $202 thousand for accrued interest. For the six months ended June 30, 2026, the Company recognized $1.3 million of interest expense related to the convertible note payable, which includes $0.9 million for the amortization of the debt discount and debt issuance costs and $0.4 million for accrued interest.

The Convertible note payable balance consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Convertible note payable	$16,253	$16,253
Less: Debt discount and Debt issuance costs, net	(8,865)	(9,799)
Convertible note payable, net	$7,388	$6,454

Utilizing the effective interest method, the following is a roll forward of the debt discount and debt issuance costs combined for three and six months months ended June 30, 2026, (in thousands):

Amount
Balance as of January 1, 2026	$9,799
Amortization, net	(445)
Balance as of March 31, 2026	$9,354
Amortization, net	(489)
Balance as of June30, 2026	$8,865

Future payments associated with the Convertible note payable, including principal only, are as follows (in thousands):

For the Years Ended December 31,	Total Payments
Remainder of 2026	$—
2027	2,268
2028	4,536
2029	4,536
Thereafter	4,913
Total	$16,253

13.	Preferred Stock

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

As of June 30, 2026, there were 403 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), 2,075 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), and 11,687 shares of the Company's Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share ("Series C Preferred Stock"), issued and outstanding. As of December 31, 2025 there were 403 shares of the Company’s Series A Preferred Stock, 2,155 shares of the Company’s Series B Preferred Stock, and 12,000 shares of the Company's Series C Preferred Stock, issued and outstanding.

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

On March 31, 2025, in connection with the Company’s exercise of the Neutropenia Option pursuant to the License Agreement and as consideration for the Neutropenia Milestone Payment, the Company entered into a Securities Purchase Agreement with Statera and Avenue, pursuant to which the Company issued to Statera and Avenue shares of Company stock valued at $500 thousand, consisting of 55,704 shares of common stock and approximately 131 shares of Series A Preferred Stock.

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

Initial Tranche

On June 25, 2025, the Company and the Investor held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $700 thousand pursuant to the Preferred Purchase Agreement and issued 700 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 61,287 shares of Company common stock with an initial exercise price of $3.85 per share. The Investor Warrants are exercisable immediately and expire on June 25, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to Investor in the Initial Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 61,287 warrants of $1 thousand. On June 18, 2026, in connection with closing of the Fifth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $0.6128 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 61,287 warrants of $6 thousand.

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

Second Tranche

On July 31, 2025, the Company and the Investor held the second Tranche Closing, pursuant to which the Company received gross proceeds of $700 thousand pursuant to the Preferred Purchase Agreement and issued 700 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 64,065 shares of Company common stock with an initial exercise price of $3.966 per share. The Investor Warrants are exercisable immediately and expire on July 31, 2030. On August 21, 2025, in connection with closing of the Third Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Second Tranche was reduced to $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Second Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 64,065 warrants of $4 thousand. On June 18, 2026, in connection with closing of the Fifth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Second Tranche was further reduced to $0.6128 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 64,065 warrants of $18 thousand.

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

Third Tranche

On August 21, 2025, the Company and the Investor held the third Tranche Closing, pursuant to which the Company received gross proceeds of $1,750,000 pursuant to the Preferred Purchase Agreement and issued 1,750 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 188,842 shares of Company common stock with an initial exercise price of $3.372 per share. On September 26, 2025, in connection with closing of the Fourth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $3.04 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 188,842 warrants of $5 thousand. On June 18, 2026, in connection with closing of the Fifth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was further reduced to $0.6128 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 188,842 warrants of $51 thousand.

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

Between October 27, 2025 and November 5, 2025, the Investor converted 160 shares of the Third Tranche Preferred Shares issued to the Investor in connection with the Third Tranche Closing into an aggregate of 70,220 shares of common stock. As of each June 30, 2026 and December 31, 2025, 1,590 of the Third Tranche Preferred Shares remained outstanding. Based on the relative fair value of the Third Tranche Preferred Shares, along with accrued dividends, a total of $1.1 million and $1.0 million, was included in temporary equity as of June 30, 2026 and December 31, 2025, respectively.

Fourth Tranche

On September 26, 2025, the Company and the Investor held the fourth Tranche Closing, pursuant to which the Company received gross proceeds of $1,750,000 pursuant to the Preferred Purchase Agreement and issued 1,750 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued to the Investor Warrants to purchase 195,793 shares of Company common stock with an initial exercise price of $3.04 per share. On June 18, 2026, in connection with closing of the Fifth Tranche and pursuant to the Investor Warrants, the exercise price of the Investor Warrants issued to the Investor in the Initial Tranche was reduced to $0.6128 per share. The triggering of the anti-dilution clause created a change in valuation of the Investor Warrants issued to the Investor. The valuation resulted in a deemed dividend from the repricing calculation of the 195,793 warrants of $49 thousand.

Additionally, as consideration for placement agent services rendered by Craft in connection therewith, the Company paid Craft $140 thousand at closing of the Fourth Tranche and issued warrants to purchase an aggregate of 32,249 shares of Company common stock to the designees of Craft, which warrants have a term of four years from the date of issuance, are exercisable immediately upon issuance, and have an exercise price of $3.256 per share of common stock (equal to 110% of the closing price per share of the Company’s common stock on September 26, 2025). Net proceeds to the Company, after deducting placement agent fees and offering expenses paid by the Company, were $1.6 million. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $1.1 million and $0.5 million, respectively. The relative fair value of the warrants was classified as additional paid in capital.

In December 2025, 3i converted 1,185 shares of the Fourth Tranche Preferred Shares assigned to 3i in connection with the Fourth Tranche Closing into an aggregate of 743,330 shares of common stock. During the six months ended June 30, 2026, a total of 330 of the Fourth Tranche Preferred Shares were converted into an aggregate of 488,975 shares of common stock. As of June 30, 2026 and December 31, 2025, 235 and 565 of the Fourth Tranche Preferred Shares remain outstanding, respectively. Based on the relative fair value of the Fourth Tranche Preferred Shares, along with accrued dividends, a total of $160 thousand and $361 thousand was included in temporary equity as of  June 30, 2026 and December 31, 2025, respectively.

Fifth Tranche

On June 18, 2026, the Company and the Investor held the fifth Tranche Closing, pursuant to which the Company received gross proceeds of $250,000 pursuant to the Preferred Purchase Agreement and issued 250 shares of Series B Preferred Stock to the Investor. In addition to the shares of Series B Preferred Stock, the Company issued Investor Warrants to purchase 156,026 shares of Company common stock with an initial exercise price of $0.6128 per share. Net proceeds to the Company, after deducting offering expenses paid by the Company, were $241 thousand. The net proceeds were allocated between the Series B Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $169 thousand and $72 thousand, respectively. The relative fair value of the warrants was classified as additional paid in capital. As of June 30, 2026 all 250 of the Fifth Tranche Preferred Shares remain outstanding. Based on the relative fair value of the Fifth Tranche Preferred Shares, a total of $170 thousand was included in temporary equity as of  June 30, 2026.

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

Initial Tranche

On December 11, 2025, the Company and the Preferred Offering Investors held the initial Tranche Closing, pursuant to which the Company received gross proceeds of $12 million pursuant to the Preferred Purchase Agreement and issued 12,000 shares of Series C Preferred Stock to the Preferred Offering Investors. In addition to the shares of Series C Preferred Stock, the Company issued Preferred Offering Investor Warrants to purchase 2,904,528 shares of Company common stock with an initial exercise price of $2.231 per share. The Preferred Offering Investor Warrants are exercisable immediately and expire on December 10, 2030. Net proceeds to the Company, after deducting offering expenses paid by the Company, were $11.9 million. The net proceeds were allocated between the Series C Preferred Stock and Investor Warrants issued in the offering based on the relative fair values, which were $5.9 million and $5.9 million, respectively. The relative fair value of the warrants was classified as additional paid in capital. During the six months ended June 30, 2026, an aggregate of 313 shares of Series C Preferred Stock were converted into 494,533 shares of common stock.  As of June 30, 2026, 11,687 shares of Series C Preferred Stock remain outstanding. Based on the relative fair value of the Series C Preferred Stock, a total of $6.2 million was included in temporary equity as of June 30, 2026. As of December 31, 2025, 12,000 shares of Series C Preferred Stock remained outstanding. Based on the relative fair value of the Series C Preferred Stock, a total of $6.0 million was included in temporary equity as of   December 31, 2025.

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

At June 30, 2026 and December 31, 2025, there were 4,151,919 and 2,525,778 shares of Company common stock issued and outstanding, respectively.

Effective March 7, 2025, the Company implemented a reverse stock split of its issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio of 1-for-17.As a result of the reverse stock split, the total number of shares of common stock held by each stockholder of the Company were converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split divided by 17. Refer to Note 2, Summary of Significant Accounting Policies, for details of the reverse stock split.

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

On February 6, 2026, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement”) with Tumim Stone Capital, LLC, a Delaware limited liability company (the "Investor”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor up to the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock”), and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a "VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a "VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the U.S. Securities and Exchange Commission (the "SEC”), subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms. On June 22, 2026, the Company delivered a VWAP Purchase Notice for 129,000 shares which resulted in proceeds of $69 thousand.  As of June 30, 2026, a total of $49.9 million remains available under the Purchase Agreement.

On February 6, 2026, as consideration for the Investor’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the "Pre-Funded Warrants”), to the Investor as a commitment fee (the "Commitment Fee”). The fair value of the pre-funded warrants was $375 thousand and was recorded to additional-paid-in-capital at issuance. During the quarter ended June 30, 2026, all of the pre-funded warrants were exercised and converted into 437,012 shares of common stock.

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

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors, subject to the rights of the preferred stockholders. As of June 30, 2026, no dividends on common stock had been declared by the Company. As of  June 30, 2026 and December 31, 2025, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2026	2025
	(unaudited)
Warrants to purchase common stock	8,669,576	8,513,550
Options issued and outstanding	356,002	392,494
Restricted stock units outstanding	28,494	50,736
Shares available for future incentive plan grants	2,774,278	101,105
Shares available for the conversion of Series A Preferred Stock	237,200	237,200
Shares available for the conversion of Series B Preferred Stock	4,451,166	1,610,180
Shares available for the conversion of Series C Preferred Stock	26,202,458	9,371,123
Total	42,719,174	20,276,388

15.	Common Stock Warrants

In February 2026, the Company issued 437,012 pre-funded warrants to Tumim as the commitment fee for the Company's equity line of credit. The pre-funded warrants were exercisable immediately upon issuance. The exercise price of the pre-funded warrants was $0.0001 per share (nominal) as the exercise price was pre-funded to the Company in connection with the payment of the commitment fee. The pre-funded warrants were exercised in the second quarter of 2026.

A summary of the Company’s outstanding warrants as of June 30, 2026 is as follows:

Class of Shares	Number of Warrant Shares	Exercise Price of Warrants	Expiration Date of Warrants
Common Stock	30	$1,768.00	July 1, 2026
Common Stock	30	$1,768.00	November 15, 2026
Common Stock	102	$10,625.00	November 10, 2026
Common Stock	589	$531.25	August 9, 2027
Common Stock	765	$112.20	July 10, 2028
Common Stock	1,206	$81.60	July 14, 2028
Common Stock	781	$83.64	August 4, 2028
Common Stock	11,083	$15.90	May 9, 2029
Common Stock	415,589	$14.45	May 14, 2029
Common Stock	61,287	$0.62	June 25, 2030
Common Stock	10,000	$4.20	June 25, 2029
Common Stock	64,065	$0.62	July 31, 2030
Common Stock	11,068	$3.80	July 31, 2029
Common Stock	32,500	$3.64	August 11, 2029
Common Stock	188,842	$0.62	August 21, 2030
Common Stock	29,830	$3.52	August 21, 2029
Common Stock	195,793	$0.62	September 26, 2030
Common Stock	32,249	$3.26	September 26, 2029
Common Stock	2,904,528	$2.231	December 10, 2030
Common Stock	4,553,213	$2.231	December 10, 2030
Common Stock	156,026	$0.613	June 17, 2031
Total	8,669,576

As of June 30, 2026, the weighted-average exercise price of the warrants outstanding was $2.93 per share and the weighted-average remaining term was 4.3 years. During the six months ended June 30, 2025, a total of 7,524 Series A Warrants were exercised for total proceeds of $109 thousand.

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

On June 30, 2025, following stockholder approval, the Company further amended the A&R 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 86,669 to 511,669 shares. On May 28, 2026, following stockholder approval, the Company further amended the A&R 2021 Plan to increase the number of shares of common stock authorized for issuance thereunder from 637,958 to 3,219,566 shares.

As of  June 30, 2026, there were 2,774,278 shares of common stock available for issuance under the A&R 2021 Plan, as amended.

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

The following table summarizes the stock option award activity for the six months ended June 30, 2026:

	Outstanding	Exercisable
Balance as of January 1, 2026	392,494	16,948
Granted	45,000	—
Vested	—	46,897
Cancelled or expired	(81,492)	(3,218)
Exercised	—	—
Balance as of June 30, 2026	356,002	60,627

The weighted-average exercise price as of  June 30, 2026 for stock options outstanding and stock options exercisable was $6.13 and $22.63, respectively. The weighted average remaining contractual life as of  June 30, 2026 for stock options outstanding and stock options exercisable was 8.38 and 4.04 years, respectively. Stock-based compensation expense related to stock options was $63 thousand and $206 thousand for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense related to stock options was $57 thousand and $131 thousand for the three and six months ended June 30, 2025, respectively. As of  June 30, 2026, there was $576 thousand of remaining expense, which is expected to be amortized over 3.16 years.

Restricted Stock Awards

There was no restricted stock award activity, and no restricted stock awards outstanding, during the six months ended June 30, 2026.  During the six months ended June 30, 2025, a total of 111 restricted stock awards vested and $2 thousand of stock-based compensation was recorded. There were no remaining restricted stock awards outstanding as of June 30, 2025.

Restricted Stock Units

The following table sets forth the status of the Company’s restricted stock units issued to employees for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2026	50,736	$5.96
Granted	61,729	$0.81
Vested	(76,621)	$2.09
Forfeited	(7,350)	$3.84
Cancelled	—	$—
Non-vested as of June 30, 2026	28,494	$7.95

The fair value of restricted stock units granted during each of the three and six months ended June 30, 2026 was $50 thousand. The fair value of restricted stock units granted during each of the three and six months ended June 30, 2025 was $306 thousand. Stock-based compensation expense related to restricted stock units was $70 thousand and $135 thousand for the three and six months ended June 30, 2026 , respectively. Stock-based compensation expense related to restricted stock units was $33 thousand and $57 thousand for the three and six months ended June 30, 2025 , respectively. As of  June 30, 2026, there was $203 thousand of remaining expense, which is expected to be amortized over 2.62 years.

Total Stock-Based Compensation

Total stock-based compensation recorded in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$11	$59	$47	$102
Selling, general and administrative	122	118	294	175
Total stock-based compensation	$133	$177	$341	$277

17.	Net Loss per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(In thousands, except per share amounts)
Net loss	$(7,103)	$(1,931)	$(13,305)	$(3,433)
Less dividends on Series B Preferred Stock	(52)	(1)	(93)	(1)
Less dividends on Series C Preferred Stock	(194)	—	(388)	—
Net loss available to common stockholders	(7,349)	(1,932)	(13,786)	(3,434)
Weighted-average number of shares of common stock outstanding	3,379,997	881,294	3,002,815	739,618
Net loss per share - basic	$(2.17)	$(2.19)	$(4.59)	$(4.64)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended
	June 30,
	2026	2025
Warrants to purchase common stock	8,669,576	699,710
Common stock options issued and outstanding	356,002	8,868
Restricted stock units issued and outstanding	28,494	79,415
Series A Preferred Stock	237,200	288,588
Series B Preferred Stock	4,622,777	—
Series C Preferred Stock	26,904,210	—
Total	40,818,259	1,076,581

18.	Segment Information

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

Prior to December 2025, we operated as a single operating segment. For the three months ended June 30, 2026, we have two reportable segments; Biopharma and the CDMO. Our Biopharma segment is engaged in the development and commercialization of our pharmaceutical product candidates and is operated from our corporate headquarters in San Antonio, Texas. Our CDMO segment offers contract development and manufacturing services to Valion and external customers. The manufacturing site is located in San Antonio, Texas. The Company's two reportable business segments are managed separately based on the differences in their operations. The Company evaluates performance of its segments based on the contribution to operating income (loss) of the respective segments.

Financial information by business segment is set forth below (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Biopharma	CDMO	Consolidated	Biopharma	CDMO	Consolidated
Cash and cash equivalents	$1,991	$117	$2,108	$12,277	$368	$12,645
Inventory, net	750	$—	$750	—	$—	$—
Prepaid expenses and other current assets	78	446	524	156	190	346
Property and equipment, net	26	12,317	12,343	34	12,607	12,641
Deferred offering costs	631	—	631	136	—	136
Licensed technology, net	2,243	—	2,243	2,243	—	2,243
Operating lease right-of-use assets, net	—	9,835	9,835	—	—	—
Goodwill	—	3,457	3,457	—	3,457	3,457
Restricted cash	368	—	368	—	—	—
Other assets	130	84	214	124	—	124
Total consolidated assets of continuing operations	$6,217	$26,256	$32,473	$14,970	$16,622	$31,592

	Three Months Ended June30, 2026			Three Months Ended June 30, 2025
	Biopharma	CDMO	Consolidated	Biopharma	CDMO	Consolidated
Operating Expenses
Research and development	$1,544	$1,160	$2,704	$655	$—	$655
Selling, general and administrative	1,431	2,289	3,720	1,023	—	1,023
Total operating expenses	2,975	3,449	6,424	1,678	—	1,678
Other expense (income)
Change in fair value of derivative liability	47	—	47	—	—	—
Interest income	11	—	11	3	—	3
Interest expense	(691)	—	(691)	—	—	—
Net other (expense) income	(633)	—	(633)	3	—	3
Net loss from operations before discontinued operations	$(3,608)	$(3,449)	$(7,057)	$(1,675)	$—	$(1,675)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Biopharma	CDMO	Consolidated	Biopharma	CDMO	Consolidated
Operating Expenses
Research and development	$2,401	$2,157	$4,558	$990	$—	$990
Selling, general and administrative	3,485	4,015	7,500	2,065	—	2,065
Total operating expenses	5,886	6,172	12,058	3,055	—	3,055
Other expense (income)
Change in fair value of derivative liability	80	—	80	—	—	—
Interest income	35	—	35	7	—	7
Interest expense	(1,339)	—	(1,339)	—	—	—
Net other (expense) income	(1,224)	—	(1,224)	7	—	7
Net loss from operations before discontinued operations	$(7,110)	$(6,172)	$(13,282)	$(3,048)	$—	$(3,048)

All of the Company's assets are located in the United States.

19.	Subsequent Events

On July 31, 2026, the Company issued an aggregate of 1,287.8685 shares of Series A Preferred Stock, as partial consideration for the Milestone Payment in the amount of $750,000, relating to the validation of current inventory of materials for distribution and sales, to Statera and Avenue.

On July 31, 2026, in connection with the Milestone Payment, the Company entered into a securities purchase agreement with Avenue, pursuant to which the Company issued certain shares of Series A Preferred Stock as partial consideration for the Milestone Payment.

The securities purchase agreement provides certain registration rights related to the securities subject thereto. Specifically, the Company is required to prepare and file a resale registration statement with the U.S. Securities and Exchange Commission (the “SEC”) within 60 calendar days following the closing date, with respect to the resale of all of the shares of common stock of the Company underlying the Series A Preferred Stock issued thereunder.

Neither the shares of Series A Preferred Stock or the shares of common stock issuable upon conversion of the Series A Preferred Stock, are currently registered under the Securities Act and none of such shares may be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The  shares of Series A Preferred Stock are subject to certain limitations of conversion, as further described in the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.

On August 12, 2026, holders of our Series B convertible preferred stock converted an aggregate of 300 shares, which resulted in the issuance of 846,666 shares of common stock. On August 12 and August 13, 2026, holders of our Series C convertible preferred stock converted an aggregate of 5,600 shares, which resulted in the issuance of 16,145,457 shares of common stock. Subsequent to the stock issuances, there were a total of 22,189,739 shares of our common stock issued and outstanding.

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

Overview

Valion Bio, Inc. (the "Company" or "Valion"), formerly known as Tivic Health Systems, Inc. is a late-stage biopharmaceutical company whose lead program is Entolimod. Entolimod is a recombinant biologic with Toll-like Receptor 5 ("TLR5") agonist activity. Entolimod has an extensive preclinical and clinical data package supporting development as a medical countermeasure for Acute Radiation Syndrome (ARS) and it subsyndromes, as well as for adjunct therapy for oncology indications, such as neutropenia.

The cornerstone of Valion’s portfolio is its TLR5 program, led by Entolimod, a late-stage recombinant biological agonist designed to mitigate or treat ARS and mitigate or treat the systemic toxicities associated with medical radiation and chemotherapy. Entolimod is a versatile therapeutic with both prophylactic and mitigative capabilities, effectively preventing or treating the cellular damage caused by genotoxic treatments. The clinical significance of Entolimod has been recognized by the U.S. Food and Drug Administration ("FDA"), which has granted the candidate both Fast Track and Orphan Drug designations for the treatment of ARS. Furthermore, the Company holds Investigational New Drug ("IND") applications for Entolimod in both ARS and advanced oncology, with plans to advance Entolimod and its optimized variant, Entolasta™, into Phase 2 clinical studies for neutropenia and other oncology-related indications.

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

In the second quarter of 2026, the Company delivered a VWAP Purchase Notice for 129,000 shares which resulted in proceeds of $69 thousand.  As of June 30, 2026, a total of $49.9 million remains available under the Purchase Agreement.

As consideration for the Tumim’s commitment to purchase shares of Common Stock, the Company issued a pre-funded warrant to purchase 437,012 shares of Common Stock (the "Pre-Funded Warrants”), to the Tumim as a commitment fee (the "Commitment Fee”). In the second quarter of 2026, Tumim exercised the warrants in full.

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

Exclusive License Agreement – Statera BioPharma

On February 11, 2025, we entered into the License Agreement with Statera, whereby we acquired (i) an exclusive worldwide license to the proprietary TLR5 agonist program of Statera known as Entolimod (the "Licensed Molecules”) as it relates to the ARS indication (the "Initial Indication”) and (ii) an exclusive option (the "Exclusive Option”) to acquire the exclusive worldwide license to additional indications, including Lymphocyte Exhaustion, Immunosenescence, Neutropenia and/or Vaccine Adjuvant (the "Subsequent Indications”) and to the TLR5 agonist program of Statera known as Entolasta, in each case as described in more detail below. The License Agreement transaction was consummated concurrently therewith on February 11, 2025 (the "Closing Date”).  On February 11, 2025, in connection with, and as consideration for the License Agreement, the Company also entered into a Securities Purchase Agreement with Statera, pursuant to which the Company issued and sold to Statera an aggregate of (i) 55,635 shares of Company common stock and (ii) approximately 360 shares of Series A Preferred Stock for an aggregate price of approximately $1.2 million.

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

In the first quarter of 2026, the Company validated the current inventory of materials for distribution and sales. As a result, the Company capitalized $750 thousand of inventory costs and recorded a liability of $750 thousand which is included in accrued expenses on the balance sheet as of June 30, 2026.  In July, 2026, the Company issued an aggregate of 1,288 shares of Series A Convertible Preferred Stock to Avenue and Statera in partial settlement of the milestone obligation.

Business Updates

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

Series A Issuances

On July 31, 2026, the Company issued an aggregate of 1,287.8685 shares of Series A Preferred Stock, as consideration for the Milestone Payment in the amount of $750,000, relating to the validation of current inventory of materials for distribution and sales, to Statera Biopharma, Inc. (“Statera”) and Avenue Venture Opportunities Fund, L.P. (“Avenue”).

On July 31, 2026, in connection with the milestone payment, the Company entered into a securities purchase agreement with Avenue, pursuant to which the Company issued certain shares of Series A Preferred Stock as partial consideration for the milestone payment.

The securities purchase agreement provides certain registration rights related to the securities subject thereto. Specifically, the Company is required to prepare and file a resale registration statement with the SEC within 60 calendar days following the closing date, with respect to the resale of all of the shares of common stock of the Company underlying the Series A Preferred Stock issued thereunder.

Neither the shares of Series A Preferred Stock or the shares of common stock issuable upon conversion of the Series A Preferred Stock, are currently registered under the Securities Act of 1933, as amended (the “Securities Act”) and none of such shares may be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The  shares of Series A Preferred Stock are subject to certain limitations of conversion, as further described in the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.

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

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and September 15, 2026, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split, a proposal for which will be voted upon by the Company’s shareholders at its Special Meeting of Shareholders to be held on August 14, 2026. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will be successful is effecting a reverse stock split, regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Operational Updates

First Half of 2026 and subsequent periods

In the first half of 2026, we continued to develop our TLR5 program and invested in our CDMO operations in San Antonio, TX.  Other updates include:

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
●

We participated in active engagement with BARDA, DoW/DTRA, FDA, NIH, and NIAID via TechWatch process; a follow-up meeting took place on March 10, 2026, to advance discussions on federal funding of future testing and potential path to a Strategic National Stockpile purchase. We continue to advance discussions with these government agencies.

●	On April 28, we rebranded as Valion Bio to reflect the Company's transformation into a late-stage biopharmaceutical company and changed our ticker symbol to VBIO.
●	On May 1, Melinda Lackey was appointed General Counsel and Senior Vice President, Legal Affairs. Prior to being appointed General Counsel, Ms. Lackey was general counsel for Alaunos Therapeutics, Inc.
●	We secured the exclusive commercial license to LarmorBio's BioScan-NMR Platform. Our CDMO, Velocity Bioworks plans to host the first commercial deployment of the BioScan-NMR platform. Installation and commissioning is now targeted for second half of 2026.
●	Through collaboration with NIAID and AFRRI, we completed the protocol design to evaluate Entolimod as the first and only treatment for GI-ARS in a proprietary government animal model.
●	We announced the independent validation of Entolimod to be performed by Sheba Medical Center, a world-premier cancer center who has indicated will conduct a study on Entolimod. This study should expand Entolimod beyond Acute Radiation Syndrome into radiation-induced neutropenia and supportive oncology care, potentially representing a substantially larger commercial market.

We have expanded our headcount to support our growth and reduce reliance on third-party service providers in areas where the benefits outweigh the costs. We have relied, and continue to rely, heavily on third-party service providers, including software-as-a-service platforms, finance and accounting support, and legal support to carry out our operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			For the Six Months Ended
Statement of operations data:	2026	2025	Change	2026	2025	Change
OPERATING EXPENSES
Research and development	$2,704	$655	$2,049	$4,558	$990	$3,568
Selling, general and administrative	3,720	1,023	2,697	7,500	2,065	5,435
Total operating expenses	6,424	1,678	4,746	12,058	3,055	9,003
Loss from operations	(6,424)	(1,678)	(4,746)	(12,058)	(3,055)	(9,003)
OTHER (EXPENSE) INCOME
Change in fair value of derivative liability	47	—	47	80	—	80
Interest income	11	3	8	35	7	28
Interest expense	(691)	—	(691)	(1,339)	—	(1,339)
Net other (expense) income	(633)	3	(636)	(1,224)	7	(1,231)
Net loss from operations before discontinued operations	(7,057)	(1,675)	(5,382)	(13,282)	(3,048)	(10,234)
Income (loss) from discontinued operations	(46)	(256)	210	(23)	(385)	362
Net loss	$(7,103)	$(1,931)	$(5,172)	$(13,305)	$(3,433)	$(9,872)

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

For the three months ended June 30, 2026, research and development expenses increased by $2.0 million compared to the same period in 2025. For the six months ended June 30, 2026, research and development expenses increased by $3.6 million compared to the same period in 2025The increases were primarily due to the addition of our CDMO operations, which increased expenses for the second quarter by $1.2 million, and by $2.2 million for the year-to-date period.  Increased expenses during the second quarter of 2026 included $0.6 million related to the exclusive commercial development and license agreement with Larmor Bio and $0.2 million related to research surrounding an oral formulation for Entolimod.  Other increases related to headcount changes and consultants used for the validation of Entolimod.

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

Selling, general and administrative expenses increased to $3.7 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025.  The increase was primarily due to the addition of our CDMO operations, which increased expenses for the second quarter by $2.3 million. The CDMO expenses for the second quarter include $1.2 million of facility costs and equipment rentals, headcount related expenses of $0.4 million, property tax accruals of $0.2 million, professional fees of $0.1 million and depreciation expense of $0.4 million. Additional increases related to legal and professional fees, including accounting and investor relations.

For the six months ended June 30, 2026, selling, general and administrative expenses increased to $7.5 million compared to $2.1 million for the same period in 2025. The increase was primarily due to the addition of our CDMO operations, which increased expenses for the first half of the year by $4.0 million. The CDMO expenses for the first half of the year include $2.2 million of facility costs and equipment rentals, headcount related expenses of $0.8 million, property tax accruals of $0.2 million, professional fees of $0.4 million and depreciation expense of $0.4 million. Additional increases related to legal and professional fees, including accounting and investor relations. During the first quarter of 2026, we recorded $0.4 million of severance costs related to the departure of our CEO in March 2026.

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

Other (expense) income, net, increased by $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively compared to the same periods in 2025. The increases were primarily related to interest expense and amortization of the debt discount and issuance costs associated with the senior convertible note payable. The note was not outstanding during the three or six months ended June 30, 2025.

Net Income (Loss)

From Discontinued Operations

Net income (loss) from discontinued operations represents income and expenses related to the consumer device market which we exited in 2025. During the six months ended June 30, 2026 we continued to complete wind down of our ClearUp operations. The net loss during the first half of 2026 represent the net costs associated with wind down operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our formation in September 2016 and until early 2025, we have devoted substantially all of our efforts to research and development, to regulatory clearance and to early market development and testing for our first product, released September 2019 in the United States. Since early 2025, we have focused our efforts on entry into biologic therapeutics with our TLR5 program and the development of our lead product candidate, Entolimod. Since December 2025 we have also focused on operating the CDMO business we began after acquiring certain assets from Scorpius. We are not profitable and have incurred net losses and negative cash flows from our operations in each year since our inception. As of June 30, 2026, we had cash and cash equivalents of $2.1 million, working capital of $336 thousand and an accumulated deficit of $66.5 million.

We have financed our operations to date primarily through the sale of our securities and, prior to our IPO, convertible notes payable, the full balance of which converted into shares of our common stock in connection with our IPO.

On February 6, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital, LLC (the "Common Stock Purchase Agreement") whereby we have the right, but not the obligation to sell to the investor the lesser of: (a) $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock”),and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a "VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a "VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement)and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.  As of June 30, 2026, we have a total of $49.9 million remaining available under the Common Stock Purchase Agreement.

Although we continuously monitor operating expenses, we expect that our operating expenses may increase significantly as we discover, acquire, validate and develop our current product candidates and new product candidates; seek regulatory approval and, if approved, proceed to commercialization of new products, including near-term investments in validation of our biologic manufacturing process, preparation of regulatory submissions to domestic and international bodies, and further activities supporting sales and commercialization of Entolimod and, in the future, Entolasta; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Our expenses have increased as a result of the asset acquisition that took place in December 2025 and our entry into the CDMO market. We will incur significant costs associated with the CDMO business until and unless such time as we can attract customers and derive revenues to offset such expenses. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Management expects to incur substantial additional operating losses for the foreseeable future to conduct pre-clinical and clinical trials, complete development or acquisition of new product lines, obtain regulatory approvals, launch and commercialize our products and continue research and development programs. Based on the Company’s current cash levels and burn rate, amongst other things, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the six months ended June 30, 2026, included elsewhere in this Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

We have generated operating losses in each period since inception. We have incurred an accumulated deficit of $66.5 million through June 30, 2026. We expect to incur additional losses in the future as we expand our research and development activities. Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months. As a result, we expect that we will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of future product candidates.

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

Cash Flows

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash used in operating activities	$(10,292)	$(2,716)
Cash used in investing activities	(64)	(546)
Cash (used in) provided by financing activities	187	2,444
Net decrease in cash and cash equivalents	$(10,169)	$(818)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $10.3 million, which consisted primarily of a net loss of $13.3 million, decreased by non-cash charges of $2.4 million and a net decrease of $0.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.9 million of amortization of debt discount and debt issuance costs, $0.3 million of stock-based compensation, $0.4 million of non-cash interest expense, $0.4 million of amortization of the right-of-use assets associated with our facility leases and $0.4 million of depreciation expense. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.8 million, offset by a decrease of $0.2 million related to lease liabilities and increases in inventory of $0.8 million and prepaid expenses and other current assets of $0.2 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $2.7 million, which consisted primarily of a net loss of $3.4 million, decreased by non-cash charges of $0.3 million and a net increase of $0.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.3 million of stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $0.5 million and an increase in prepaid expenses and other assets of $0.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $64 thousand for the acquisition of property and equipment. Net cash used in investing activities for the six months ended June 30, 2025 was $546 thousand, which consisted primarily of $300 thousand of cash paid for the Statera License Agreement and transactions costs of $243 thousand.

Financing Activities

Cash provided by financing activities during  six months ended June 30, 2026  was $187 thousand and consisted of approximately $241 thousand of net proceeds from the closing of the Fifth Tranche of our Securities Purchase Agreement for Series B Preferred Stock and $69 thousand of proceeds from the sale of common stock to Tumim pursuant to our Equity Line of Credit, offset by $120 thousand of offering costs paid in advance of sales of common stock.

Cash provided by financing activities during the six months ended June 30, 2025 was $2.4 million and consisted of approximately $109 thousand from the exercise of  Series A warrants, net proceeds of approximately $1.6 million related to the sale of common stock pursuant to our Equity Distribution Agreement with Maxim, the sale of common stock to Mast Hill pursuant to the equity line of credit for net proceeds of $311 thousand and the sale of 700 shares of Series B Preferred Stock and warrants to purchase shares of our common stock, for net proceeds of $585 thousand. Cash provided was offset by $158 thousand of offering costs paid in advance of sales of common stock.

Known Trends or Uncertainties

As discussed elsewhere in this Quarterly Report, our business is subject to risks, including the ongoing conflict between Russia and Ukraine and the more recent conflict among the U.S., Israel, Hamas and Iran, economic uncertainty in human capital management ("HCM”) and certain other macroeconomic and geopolitical factors. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Effects of recent economic volatility have negatively impacted our business in various ways, including as a result of global supply chain constraints. We will continue to monitor material impacts on our HCM strategies, including the potential of employee attrition, amongst other things.

Although we currently do not anticipate supply shortages, they will continue to pose a material risk for the Company in the near term and, as a matter of business, we evaluate alternative and secondary source suppliers in order to ensure that we are able to source sufficient components and materials to manufacture our products. Global supply chain shortages (especially when coupled with inflation, tariffs, and other economic factors) could result in an increase in the cost of the components and other materials used in our products and product candidates, which could result in a decrease of our gross margins or in us having to increase the price at which we sell our products until supply chain constraints are resolved. Additionally, in the event that the price of our components or other materials increases significantly or we are unable to source sufficient components and materials from our current suppliers, or to develop relationships with additional suppliers, to manufacture enough of our products to satisfy demand, we may have to cease or slow down production and our business operations and financial condition may be materially harmed and we may need to alter our plan of operation.

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

Under the current administration, the United States' tariff policy has become increasingly aggressive, leading to the implementation or threat to implement tariffs on certain imported goods, including on certain items imported from China, Canada and other countries. In addition, China, Canada and other countries have imposed, or threatened to impose, tariffs on a wide range of American products and placed restrictions on the export of certain items in retaliation for these American tariffs. As a result, there is a concern that the imposition of tariffs by the United States could result in the adoption of retaliatory tariffs or other restrictions by other countries. Although the validity of the tariffs has been challenged, and some tariffs struck down by the Supreme Court, this has recently led to significant volatility in the capital markets and increased economic uncertainty. Additionally, any resulting trade war could negatively impact our business. The imposition of tariffs on items imported by us from China, Canada or other countries could increase our costs and could result in lowering our gross margin on products sold.

Additionally, although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine or the conflict between Hamas and Israel to date, it is impossible to predict the extent to which our operations, including the newly in-licensed TLR5 assets, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

As a result of these global issues and other macroeconomic factors, it has been difficult to accurately forecast our revenues or financial results. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline. Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods.

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

Inflation

Although inflation experienced a slight decline in the month of June 2026; it has remained relatively high and future rates are unknown. Inflationary factors, such as increases in the cost of our products, interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with the ongoing geopolitical conflicts between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased component and services pricing.

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

On February 23, 2026, we entered into a lease for approximately 22,262 square feet of warehouse space in San Antonio, TX to be used to support our subsidiary's business.  Initial base rent is approximately $21,069 for the first ten months with escalations annually thereafter.  The aggregate base rent over the lease term is approximately $0.8 million. Pursuant to the lease, we are also obliged to pay additional expenses related to our share of operating expenses, taxes and utilities related to the premises.

For the three and six months ended June 30, 2026 total lease costs were $0.5 million and $0.9 million, respectively. There were no lease costs recorded for the three and six months ended June 30, 2025 as there were no leases in effect at that time.  Short-term rental costs for the three months ended June 30, 2026 and 2025 were $10 thousand and $11 thousand, respectively. Short-term rental costs for the six months ended June 30, 2026 and 2025 were $104 thousand and $15 thousand, respectively.

Purchase Commitments

Shear Kershman

In April 2026, the Company entered into a Product Development Agreement and Option to License Product and Intellectual Property (the "SKL Agreement") with Shear Kershman Labs, a Missouri corporation ("SKL"), pursuant to which the Company engaged SKL to develop a heat-stable oral transmucosal delivery formulation of Entolimod utilizing proprietary formulation systems, with the objective of demonstrating systemic absorption via oral transmucosal delivery. Under the SKL Agreement, the Company has an option, subject to an option period and other specified terms and conditions, to license the products and intellectual property developed under the agreement. In connection with the SKL Agreement, the Company is obligated to pay SKL a fixed fee of $0.5 million upon project commencement and may be required to make additional payments of up to $7.2 million upon the achievement of specified development and regulatory milestones. The Company may also be obligated to pay up to an additional $12.5 million in sales-based milestone payments, as well as royalties on net sales of commercialized licensed products. As of June 30, 2026, the Company had recorded a liability of $0.2 million related to the SKL Agreement, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

LarmorBio

In April 2026, Velocity Bioworks, Inc., the Company's wholly-owned subsidiary, entered into a Purchase, Collaboration, and Strategic Partnership Agreement (the "Larmor Agreement") with LarmorBio, Inc., a Delaware corporation ("Larmor"), pursuant to which Velocity engaged Larmor to design, develop, and install a prototype real-time cell monitoring and analytics system tailored to Velocity's bioreactor specifications. Under the terms of the Larmor Agreement, Velocity has exclusive use of the system and associated technology within the CDMO sector for a specified period of time. Velocity was also granted a non-exclusive license to all future iterations and next-generation updates of the technology developed by Larmor during the term of the agreement. In addition, the Company was granted observer representation on Larmor's board of directors, as well as a right to invest in Larmor's equity, the terms of which remain subject to negotiation of a separate definitive agreement. Under the Larmor Agreement, Velocity has potential developmental and investment achievement milestone payment obligations of up to $1.4 million. As of June 30, 2026, the Company had recorded a liability of $0.6 million related to the Larmor Agreement, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Other

We enter into contracts in the normal course of business with our contract manufacturer and other vendors to assist in the manufacturing of our products and performance of our research and development activities and other services for operating purposes. These contracts generally provide for termination for convenience after expiration of an advance notice period ranging from 0-to-60 days and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our "disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e))as of the end of the period covered by this Quarterly Report (the "Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

In order to address and resolve the weakness, the Company is evaluating the optimal accounting and finance personnel level/resources, to the extent feasible based upon the Company’s financial position, and continue to enhance its relevant processes and procedures

Inherent Limitations on Effectiveness of Controls

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

Other than as described below, management is unaware of any material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

The contemplated reverse stock split could cause our stock price to decline relative to its value before the split and decrease the liquidity of shares of our Common Stock.

At the Company’s planned Special Meeting of Stockholders, to be held August 14, 2026, the Company’s stockholders are being asked to approve a proposal to grant the Company’s board of directors (the “Board”) discretionary authority to amend our amended and restated certificate of incorporation to effect a reverse stock split of all of our issued and outstanding shares of common stock at a ratio of not less than 1-for-5 and not greater than 1-for-50 (the “Reverse Stock Split”), such ratio to be determined by our Board at any time within twelve months from the date that stockholder approval is obtained, without further approval or authorization of our stockholders, with the exact ratio to be determined by the Board without further approval or authorization of our stockholders.

There is no assurance that the Reverse Stock Split will be approved by our stockholders or will be implemented by any certain date. In the case of approval, there is no assurance that effecting the Reverse Stock Split will not cause an actual decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely given the reduced number of shares that will be outstanding following the Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split, if implemented in the future. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Even if we effect the Reverse Stock Split of our common stock, we cannot assure you that the market price of our common stock will remain high enough for such Reverse Stock Split to have the intended effect of complying with Nasdaq’s minimum bid price requirement.

We plan to effect the Reverse Stock Split in order to achieve a sufficient increase in our stock price to enable us to continue qualify for listing on The Nasdaq Capital Market and to satisfy Nasdaq’s minimum bid price requirement of $1.00. Even if Reverse Stock Split occurs, there can be no assurance that the market price of our common stock following the Reverse Stock Split will remain at the level required for continuing compliance with Nasdaq’s requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the Reverse Stock Split, the percentage decline may be greater than would occur in the absence thereof. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement and overall continued listing on The Nasdaq Capital Market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2026, there were no unregistered sales of our securities that were not disclosed in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers informed us of any adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed April 22, 2026	8-K	4/22/2026

4.1	Tumim Form of Pre-Funded Warrant	8-K	2/9/2026

10.1†	Common Stock Purchase Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026	8-K	2/9/2026

10.2	Registration Rights Agreement by and between Tivic Health Systems, Inc. and Tumim Stone Capital, LLC, dated February 6, 2026	8-K	2/9/2026

10.3#	Separation Agreement by and between Tivic Health Systems, Inc. and Jennifer Ernst, dated March 3, 2026	8-K	3/4/2026

10.4	Building Lease Agreement by and between Velocity Bioworks, Inc. and TPB Merchants Ice LLC, dated March 13, 2026	8-K	3/13/2026

10.5	Lease by and between Velocity Bioworks, Inc. and Merchants Ice II, LLC, dated March 9, 2026	8-K	3/13/2026

10.6	Sublease by and among Velocity Bioworks, Inc., Texas Research and Technology Foundation, and TPB Merchants Inc LLC, signed March 13, 2026	8-K	3/13/2026

10.7#	Executive Employment Agreement, by and between Valion Bio, Inc. and Melinda Lackey, dated May 1, 2026	8-K	5/4/2026

10.8	Second Amendment to Valion Bio, Inc. Amended and Restated 2021 Equity Incentive Plan, dated May 28,,2026	8-K	6/3/2026

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.
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

Date: August 14, 2026	By:	/s/ Michael Handley
Michael Handley
Title: Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Lisa Wolf
Lisa Wolf
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)